Form 10-K
period 1994-12-31
LABONE INC
filed 1995-03-23
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the fiscal year ended December 31, 1994
                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from ________ to _______
                        Commission file number 0-15975
                                               -------
                                 LabOne, Inc.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            Delaware                                      48-0952323
   ---------------------------                          ---------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)

        10310 West 84th Terrace
           Lenexa, Kansas                                      66214
 --------------------------------------                       --------
(Address of principal executive offices)                     (ZIP Code)

      Registrant's telephone number, including area code:    913-888-8397

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
                        Common stock, $0.01 par value
                              (Title of Class)
    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes /X/     No / /
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /X/
    Approximate aggregate market value of voting stock held by non-affiliates of Registrant: $30,573,000 (based on closing price as of March 2, 1995, of $13.50). The non-inclusion of shares held by directors, officers and beneficial owners of more than 5% of the outstanding stock shall not be deemed to constitute an admission that such persons are affiliates of the Registrant within the meaning of the Securities and Exchange Act of 1934.
    Number of shares outstanding of the only class of Registrant's common stock as of March 2, 1995: $0.01 par value common - 13,043,872 shares net of 1,956,128 shares held as treasury stock.
                    DOCUMENTS INCORPORATED BY REFERENCE:
    The information included under the captions entitled "Information Concerning Nominees for Election as Directors," "Security Ownership of Management," "Security Ownership of Certain Beneficial Owners," and "Executive Compensation," in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 11, 1995, is incorporated into Part III of this Annual Report on Form 10-K.
    The exhibit list for this Form 10-K begins on page 16.        Page 1 of 60


                                   PART I
                                   ------

ITEM 1.  BUSINESS

General
- -------

LabOne, Inc., a Delaware corporation, is the successor to Home Office Reference Laboratory, Inc., which was established in 1972 to provide laboratory testing services for the insurance industry. The corporation changed its name to LabOne, Inc. in February 1994. LabOne, Inc., together with its wholly-owned subsidiary Head Office Reference Laboratory Limited (hereinafter collectively referred to as either LabOne or the Company), is the largest provider of such services in the United States and Canada. See Note 7 of Notes to Consolidated Financial Statements for financial information regarding foreign operations.

The Company provides high-quality, low-cost laboratory and substance abuse testing services to insurance companies, physicians and employers nationwide.

The Home Office Reference Laboratory division continues to operate as a provider of risk-appraisal laboratory testing services to the insurance industry. The tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on individual life insurance policy applicants. The Company also provides testing services on individual and group medical and disability policies.

LabOne's clinical testing services (formerly marketed under the Center for Laboratory Services division) are provided to the health care industry to aid in the diagnosing and treatment of patients. The Company has established a network of Patient Service Centers (PSCs) and affiliations with other centers in Northern California, Des Moines and the Kansas City area for the collection of specimens for testing. This network became operational during the fourth quarter of 1994. Additionally, the Company maintains its own courier fleet to retrieve specimens for transport to the laboratory.

In May 1994, LabOne signed an agreement with PCS Health Systems (PCS), a subsidiary of Eli Lilly, to market an integrated and fully managed system of laboratory testing and administration services for payers and health plans throughout the United States The result of this agreement is a new program called Lab Card(TM), which became operational in December 1994. The Lab Card Program will offer both payers and the covered population substantial cost savings on high-quality laboratory testing services. The program will utilize PCS' point of service, real-time eligibility verification system. The laboratory testing will be performed at LabOne's centralized testing facility in Kansas.

LabOne is certified by the Substance Abuse and Mental Health Services Administration (SAMHSA, formerly NIDA) to perform substance abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and nonregulated employers. The Company's 24 to 48 hour turnaround and multiple testing options help clients reduce down time for affected employees and meet mandated drug screening guidelines.


Services Provided by the Company
- --------------------------------

Insurance Applicant Testing:

In order to establish the appropriate level of premium payments or to determine whether to issue a policy, an insurance company requires objective means of evaluating the insurance risk posed by policy applicants. Because decisions of this type are based on statistical probabilities of mortality and morbidity, an insurance company generally requires quantitative data reflecting the applicant's general health. Standardized laboratory testing, tailored to the needs of the insurance industry and reported in a uniform format, provides an insurance company with an efficient means of evaluating the mortality and morbidity risks posed by policy applicants. The use of standardized urinalysis and blood testing has proven a cost-effective alternative to individualized physician examinations, which utilize varying testing procedures and reports.

Standardized laboratory testing can also be used to verify responses on a policy application to such questions as whether the applicant is a user of tobacco products, certain controlled substances or certain prescription drugs. Insurance companies generally offer a premium discount for nonsmokers and often rely on testing to determine whether an applicant is a user of tobacco products. Cocaine use has been associated with increased risk of accidental death and cardiovascular disorders, and as a result of the increasing abuse in the United States and Canada, insurance companies are testing a greater number of policy applicants to detect its presence. Therapeutic drug testing also detects the presence of certain prescription drugs that are being used by an applicant to treat a life-threatening medical condition that may not be revealed by a physical examination.

LabOne's insurance testing services consist of certain specimen profiles that provide insurance companies with specific information that may indicate liver or kidney disorders, diabetes, the risk of cardiovascular disease, bacterial or viral infections and other health risks. The Company also offers tests to detect the presence of antibodies to human immunodeficiency virus (HIV), nicotine, cocaine and certain medications associated with life-threatening medical conditions that may not be revealed by a routine physical examination.

Insurance specimens are normally collected from individual insurance applicants by independent paramedical personnel using LabOne's custom-designed collection kits and containers. These kits and containers are then delivered to LabOne's laboratory via overnight delivery services or mail, coded for identification and processed according to each client's specifications. Results are then generally transmitted to the insurance company's underwriting department that same evening.

Clinical Patient Testing:

Clinical laboratory tests are requested generally by physicians and other health care providers to diagnose and monitor diseases and other medical conditions through the detection of substances in blood and other specimens. Laboratory testing is generally categorized as either clinical testing, which is performed on bodily fluids including blood and urine, or anatomical pathology testing, which is performed on tissue and other samples. Clinical and anatomical pathology tests are frequently performed as part of regular physical examinations and hospital admissions in connection with the diagnosis and treatment of illnesses. The most frequently requested tests include blood chemistry analyses, blood cholesterol level tests, urinalyses, blood cell counts, PAP smears, AIDS tests and alcohol and other substance-abuse tests.

Clinical specimens are collected at LabOne's network of PSCs, at an affiliated collection center or at the physician's office. The Company's couriers pick up the specimens and deliver them to local airports for express transport to the Kansas laboratory. Specimens are coded for identification and processed. The Company has significantly expanded its testing menu to include the majority of tests requested by its clients. Tests not performed in-house are sent to reference laboratories for testing and results are entered into the Company's computer system along with all other completed results. The Company provides many of its clinical clients with the necessary equipment to directly receive testing results via electronic transmission from LabOne. Results which cannot be delivered electronically are delivered by the Company's couriers beginning the morning after the tests are performed.


Substance Abuse Testing:

LabOne has provided quality substance abuse testing results to the insurance industry for over 20 years. The recent certification by SAMHSA has enabled the Company to begin offering these services to the entire market including federally regulated industries.

Substance abuse testing specimens are typically collected by independent agencies who use LabOne's forms and collection supplies. Specimens are sealed with tamper-evident tape, bar-coded and shipped overnight to the Company. Automated systems monitor the specimens throughout the screening and confirmation process. Negative results are available immediately after testing is completed. Initial positive specimens are verified by the gas chromatography/mass spectrometry method and results are generally available within 24 hours. Results are then transmitted electronically to the client's secured computer, printer or fax machine. LabOne provides the necessary hardware and phone connections for these electronic transfers to many of its larger clients.

Operations
- ----------

The following table summarizes the Company's revenues from laboratory testing and from other operations (primarily the sale of specimen collection kits):

                                             Year ended December 31,
                                  1994      1993      1992      1991      1990
                                 -----     -----     -----     -----     -----
(in thousands)

Urinalyses tests              $  9,687    10,200    10,666    10,698    11,298
Controlled substance tests      10,326    12,702    14,359    13,649    13,685
Blood chemistry profiles        17,370    19,853    21,470    22,411    26,804
AIDS-related tests              12,407    14,766    16,280    17,840    18,690
Other                           10,936    11,857    11,662    11,141    10,292
                                ------    ------    ------    ------    ------
                              $ 60,726    69,378    74,437    75,739    80,769
                                ======    ======    ======    ======    ======

The Company's operations are designed to facilitate the testing of a large number of specimens and to report the results to our clients, generally within 24 hours of receipt of specimens.

The Company has an internally developed, custom-designed laboratory processing system (the MEGA System). The MEGA System enables each client company to customize its own testing and reflex requirements by several parameters to satisfy its particular needs. It is a centralized network system that provides an automated link between LabOne's testing equipment, data processing equipment and the clients' computer systems. This system offers LabOne's clients the ability to customize their testing activities to best meet their needs.

As a result of the number of tests it has performed over the past several years, LabOne has compiled and maintains a large statistical data base of test results. These summary statistics are useful to the actuarial and underwriting departments of an insurance client in comparing that client's test results to the results obtained by the Company's entire client base. Company-specific and industry-wide reports are frequently distributed to clients on subjects such as coronary risk analysis, cholesterol and drugs of abuse.

The Company considers the confidentiality of its test results to be of primary importance and has established procedures to ensure that results of tests remain confidential as they are communicated to the client that requested the tests.

Substantially all of the reagents and materials used by the Company in conducting its testing are commercially purchased and are readily available from multiple sources.

Quality Assurance
- -----------------

The objective of the quality assurance department is to ensure that accurate and reliable test results are released to our clients. This is accomplished by incorporating both internal and external quality assurance programs in each area of the laboratory. In addition, our quality assurance specialists share the responsibility with all LabOne employees of an ongoing commitment to quality and safety in all laboratory operations. Internal quality and education programs are designed to identify opportunities for improvement in laboratory services and to meet all required safety training and education issues. These programs ensure reliable and confidential test results.

Procedure manuals in all areas of the laboratory help maintain uniformity and accuracy and meet regulatory guidelines. Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process. Complete documentation provides record keeping for employee reference and meets regulatory requirements. All employees are thoroughly trained to meet standards mandated by OSHA in order to maintain a safe work environment. Superblind(TM) controls are used to challenge every aspect of service at LabOne. Specimens requiring special handling are evaluated and verified by control analysis personnel. A computer edit program is used to review and verify clinically abnormal results and all positive HIV antibody and drugs-of-abuse records.

As an external quality assurance program, LabOne participates in a number of proficiency programs established by the College of American Pathologists, the American Association of Bioanalysts and the Centers for Disease Control.

LabOne is also involved in monthly peer-group review programs for hematology, flow cytometry and chemistry. These programs compare LabOne with laboratories across the nation that use similar reagents and instrumentation.

LabOne is accredited by the College of American Pathologists and is licensed under the Clinical Laboratory Improvement Amendments (CLIA) of 1988. LabOne has additional licenses for HIV and substance abuse testing from the state of Kansas and all other states where such licenses are required. The Company's Drug Enforcement Agency license allows our laboratory to legally perform analytical research pertaining to drugs of abuse. LabOne is certified by SAMHSA to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations.


Technology Development
- ----------------------

Among its many responsibilities, the technology development department evaluates many new commercially available tests and technologies and compares them to competing products in order to select the most accurate laboratory procedures. Total technology development expenditures are not considered significant to the Company as a whole.

Sales and Marketing
- -------------------

LabOne's client base currently consists primarily of insurance companies in the United States and Canada. The Company believes that its ability to provide prompt and accurate results on a cost-effective basis and its responsiveness to customer needs have been important factors in maintaining existing business.

All of the sales representatives for the Home Office Reference Laboratory division have significant business experience in the insurance industry or clinical laboratory-related fields. These representatives call on major clients several times each year, usually meeting with a medical director or vice president of underwriting. An important part of the Company's marketing effort is directed toward providing its existing clients and prospects with information pertaining to the actuarial benefits of, and trends in, laboratory testing. The Company's sales representatives and its senior management also attend underwriters' and medical directors' meetings sponsored by the insurance industry.

The sales representatives for the health-care industry are experienced in that market and currently work in field locations in the geographic areas which they represent. Marketing efforts are directed at physicians, health insurance companies and other payers of health benefits. Currently, efforts are focused primarily in Northern California, Des Moines and the Kansas City area.

Substance abuse marketing efforts are directed at regulated and nonregulated employers. The Company's strategy is to offer the highest quality services at low rates.

Legislation and Regulation
- --------------------------

In the past, legislation was introduced in several states that, if enacted, may restrict or ban all AIDS-related testing for insurance purposes in those states. The introduction of legislation to restrict or ban all AIDS-related testing does not ensure its passage into law. There can be no assurance, however, that such legislation will not be enacted in the future.

A few states have enacted legislation or regulations which have had the effect of reducing or eliminating the volume of laboratory tests requested by medical insurers in those states. It is likely that the trend will continue as more states enact legislation relating to health care and medical insurance.

The Food and Drug Administration (FDA) may exert broader regulatory control over LabOne's business and all testing laboratories. The areas of possible increased control that could impact LabOne's business include (1) whether FDA premarket approval or clearance may be required for LabOne's continued commercial distribution and use of a blood and urine specimen collection kit, and (2) a draft FDA compliance policy guide stating that certain products routinely used by laboratories may require FDA approval or clearance. During December 1994, the FDA approved Epitope, Inc. 's OraSure(Registered) specimen collection device for oral fluid HIV-1 screening use by or on the orders of a physician. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - TRENDS.

Competition
- -----------

The Company believes that the insurance laboratory testing market is approximately a $100 million industry. LabOne currently controls over half the market, with three other main competitors maintaining a majority of the remaining market. The insurance laboratory testing industry continues to be increasingly competitive. Most of the competition has come from privately or insurance company-owned or controlled laboratories that are primarily focused on the insurance industry. New competition has come from national or multi-regional clinical laboratories that have historically focused their efforts on servicing hospitals, physicians and other health care providers. The primary focus of the competition has been on pricing and service. This continued competition has resulted in a decrease in LabOne's average price per test. It is anticipated that prices will continue to decline in 1995.

Although competition has dramatically increased in the past few years, LabOne has maintained its position as the market leader. The Company believes its leading position in the insurance laboratory testing market is due in part to its focused commitment of resources to the life and health insurance industry. LabOne has continued to maintain its market leadership through the client relationships that it has developed over its 20-year history, its reputation for providing quality products and services at competitive prices, and its battery of tests which are tailored specifically to insurance companies' needs.

The clinical laboratory testing market is a $40 billion industry which is highly fragmented and very competitive. The Company faces competition from numerous independent clinical laboratories and hospital- or physician-owned laboratories. Many of the Company's competitors are significantly larger and have substantially greater financial resources than the Company. LabOne is currently working to establish a sound client base in this environment.

LabOne's business plan is to be the premier low-cost provider of high-quality laboratory testing services to the clinical market. The Company feels that its superior quality and centralized, low-cost operating structure should enable it to compete effectively in this market.


Foreign Markets
- ---------------

In 1977, LabOne opened Head Office Reference Laboratory Limited, a subsidiary, in Toronto, Canada. During 1994, LabOne consolidated all Canadian laboratory testing into the Kansas laboratory. Head Office will continue to market insurance testing services to Canadian clients, with laboratory testing to be performed in the United States.

In 1993, LabOne opened HORL(UK) Limited, a subsidiary, near London to provide laboratory testing services to insurance companies in the United Kingdom. This subsidiary ceased operations during 1994.

The following table summarizes the revenue, profit and assets applicable to the Company's domestic operations and the Head Office subsidiary.

                                            Year ended December 31,
                                           1994*     1993      1992
                                           ----      ----      ----
                                                (in millions)
     Sales:
         United States                  $  53.0      59.8      64.2
         Canada                             7.7       9.6      10.2

     Operating Profit:
         United States                      5.8      14.1      17.8
         Canada                             1.1       2.6       2.2

     Identifiable Assets:
         United States                     71.3      75.9      73.9
         Canada                             5.5       5.2       7.8

    * 1994 data includes restructuring charges of $1.6 million. See Note 9 of Notes to Consolidated Financial Statements.


Employees
- ---------

As of March 2, 1995, the Company had 558 full-time employees, representing an increase of 50 employees from the same time in 1994. None of the Company's employees are represented by a labor union. The Company believes its relations with employees are good.


ITEM 2.  PROPERTIES

The Company's corporate headquarters is located in Lenexa, Kansas, approximately 12 miles from Kansas City, Missouri. This facility is owned by the Company and occupied by the administration, information systems, insurance client services and sales departments. There is no debt associated with this building.

The Company's laboratory testing facility is in Overland Park, Kansas, less than two miles from corporate headquarters. This building is also owned by the Company and is occupied by laboratory operations, technology development and clinical client services. There is no debt associated with this facility. The testing laboratory has certain enhancements that improve the efficiency of operations. All automated testing equipment requiring purified water is linked directly to a centralized water-purification system. The laboratory is also equipped with a sensor-detecting ventilation system which eliminates Ohot spotsO caused by the high-temperature output of laboratory and computer processing equipment. In addition, a full-time alternative power source is on-line in the event of electrical power shortage. These back-up power sources allow specimen testing and data processing to continue until full power is restored, thus assuring LabOne's clients of our continuous laboratory operation.

The Company leases a building in Lenexa, Kansas, approximately two miles from corporate headquarters, for use as a secured warehouse and purchasing and distribution center. The lease is for five years through August 1998. This lease contains options to cancel at one or two years prior to the end of the lease term.

The Company also leases 30 locations in Northern California and 12 in the Midwest which serve as Patient Service Centers. These facilities, which provide specimen collection services for patients, are typically located in a medical office building and are leased for up to five years.

Head Office Reference Laboratory Limited leases a building in Toronto, Ontario, Canada, which is used for administration, sales and client services. This lease expires in November 1997. Part of the leased property is currently unused due to the recent transfer of the laboratory operations to the Kansas facility. The future expenses of the unused property have been accrued as a portion of the restructuring charge incurred during 1994.

LabOne believes that all of the above facilities are suitable for their intended use and that the space is adequate to handle certain increased volumes that may occur in the foreseeable future.


ITEM 3. LITIGATION

In the normal course of business, LabOne had certain lawsuits pending at December 31, 1994. In the opinion of management, after consultation with legal counsel and based upon currently available information, none of these lawsuits are expected to have a material impact on the financial condition or results of operations of the Company.

No provisions for loss related to litigation are included in the accompanying consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None


                                   PART II
                                   -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock is traded in the national over-the-counter market and is listed in the NASDAQ National Market System maintained by the National Association of Securities Dealers. As of March 2, 1995, the outstanding shares were held by approximately 525 shareholders of record.

The Company paid quarterly dividends of $0.18 per common share in 1994 and 1993. The Board of Directors reviews the dividend policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

The following are the high and low closing prices of the stock for each quarter of 1994 and 1993:
                                    1994                1993
                                High     Low        High     Low

      1st Quarter           $  23.50    17.00      15.50    13.00
      2nd Quarter              24.25    17.75      14.88    12.88
      3rd Quarter              20.75    17.75      20.00    14.25
      4th Quarter              19.25    14.50      19.75    17.50


ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected financial information and operating data regarding the Company. This information should be read in conjunction with ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and ITEM 14. (a) (1) and (2), CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES. The balance sheet data as of December 31, 1994, 1993, 1992, 1991 and 1990, and the statement of earnings data for each of the years in the five-year period ended December 31, 1994, have been derived from the Company's Consolidated Financial Statements, which have been audited by KPMG Peat Marwick LLP, the Company's independent certified public accountants.

                                          Years Ended December 31,
                                  (in thousands, except per share amounts)
                                1994      1993      1992      1991      1990
                               ------    ------    ------    ------    ------
Statement of Earnings Data:
   Sales                     $ 60,726    69,378    74,437    75,739    80,769
   Cost of sales               29,073    30,019    31,647    32,377    35,044
                               ------    ------    ------    ------    ------
   Gross profit                31,653    39,359    42,790    43,362    45,725
  *Selling, general and
      administrative expenses  24,761    22,695    22,776    22,345    23,643
                               ------    ------    ------    ------    ------
   Earnings from operations     6,893    16,664    20,014    21,017    22,082
   Other income (expense)       1,640       870     1,666       724       (26)
                               ------    ------    ------    ------    ------
   Earnings before income taxes 8,533    17,534    21,680    21,741    22,056
   Income taxes                 2,846     6,968     8,347     8,452     8,595
                               ------    ------    ------    ------    ------
   Net earnings               $ 5,687    10,566    13,333    13,289    13,461
                               ======    ======    ======    ======    ======
   Earnings per common share  $  0.43      0.80      1.02      1.02      1.01
                               ======    ======    ======    ======    ======
   Dividends per common share $  0.72      0.72      0.72      0.18         -
                               ======    ======    ======    ======    ======
Balance Sheet Data:
   Working capital           $ 48,559    48,649    42,724    25,846    15,096
   Total assets                76,758    81,130    81,661    78,890    66,504
   Long term debt                   -         -         -         -         -
   Stockholders' equity        71,237    74,764    72,851    69,355    58,391

     *1994 data includes restructuring charge of $1.6 million. See Note 9 of Notes to Consolidated Financial Statements.

                                      11
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

1994 Compared to 1993

Net sales decreased approximately 12% in 1994 to $60.7 million from $69.4 million in 1993, primarily due to a decrease in laboratory revenue.
Laboratory testing revenue decreased as the result of an 8% decrease in the number of applicants tested and a 7% decrease in the average revenue per applicant. Average revenue per applicant decreased primarily due to a decrease in prices as a result of continued competitive pressures. The total volume of applicants tested decreased primarily due to a decline in the number of life insurance applications written in the industry. Clinical and substance-abuse laboratory testing generated revenue of $0.5 million during 1994. Insurance kit revenue decreased $0.9 million due to lower sales volumes.

Cost of sales decreased 3%, or $0.9 million in 1994 from the prior year. This is primarily due to decreases in insurance kit expenses, depreciation and amortization expense, and net postage expense. Insurance kit expenses decreased due to the lower sales volumes. These decreases were partially offset by increases in payroll expenses and clinical expansion expenses. Cost of sales expenses related to the clinical expansion were $2.6 million in 1994.

Selling, general and administrative expenses (including information systems, technology development, client services, personnel, finance, accounting, sales, marketing and administration) increased $2.1 million (9%) in 1994 due primarily to expenses related to the third quarter restructuring charge of $1.6 million, which includes charges for consolidating Canadian laboratory operations into the Kansas facility and for severance payments resulting from elimination of several insurance testing administrative positions. Selling, general and administrative expenses related to the clinical expansion were $2.3 million in 1994.

Other income (expense), net increased $0.8 million primarily due to recovery of a nonoperating expense from the prior year.

The effective income tax rate declined from 39.7% during 1993 to 33.4% in 1994, due primarily to tax adjustments related to the closure of the HORL(UK) operations and certain U.S. tax adjustments.


1993 Compared to 1992

Net sales decreased approximately 7% in 1993, to $69.4 million from $74.4 million in 1992, due to a decrease in laboratory revenue. Laboratory testing revenue decreased as the result of a 4% decrease in the number of applicants tested and a 5% decrease in the average revenue per applicant. Average revenue per applicant decreased primarily due to a decrease in prices as a result of continued competitive pressures. The total volume of applicants tested decreased primarily due to a decline in the number of medical insurance applicants tested. The number of medical insurance applicants tested as a percentage of total applicants tested declined from 9% in 1992 to 6% in 1993.

                                      12
Cost of sales in 1993 decreased by $1.6 million, or 5%, from the prior year. This is primarily due to decreases in depreciation expense of $0.7 million, materials and supplies expenses of $0.7 million, and product licensing expense of $0.5 million. Materials and supplies expenses decreased as a result of fewer tests performed, lower costs of certain test supplies and fewer specimen collection kits sold. These decreases were partially offset by an increase in net postage expense.

Selling, general and administrative expenses (including information systems, technology development, client services, personnel, finance, accounting, sales, marketing and administration) decreased slightly from 1992.

Other income (expense), net decreased $0.8 million primarily due to an increase in nonoperating expenses including losses on disposal of equipment, foreign currency translation losses and certain other nonoperating expenses.

Federal, state and local income tax rates increased from 38.5% in 1992 to 39.7% in 1993, due primarily to an increase in the federal tax rate.

TRENDS
- ------

The following is management's analysis of certain existing trends that have been identified as potentially affecting the future financial results of the Company. Due to the potential for a rapid rate of change in any number of factors associated with the insurance and clinical laboratory testing industries, it is difficult to quantify with any degree of certainty LabOne's future volumes, sales or net earnings.

In the last several years there has been a decline in the number of life insurance policies issued. Additionally, a few states have enacted legislation or regulations which have had the effect of reducing or eliminating the volume of laboratory tests requested by medical insurers in those states. It is likely that the trend will continue as more states enact legislation relating to health care and medical insurance. If these trends continue, management anticipates a decline in the number of insurance applicants tested by LabOne in 1995 as compared to 1994.

The insurance laboratory testing industry continues to be increasingly competitive. The primary focus of the competition has been on pricing and service. LabOne continues to maintain its market leadership by providing quality products and services at competitive prices. During the fourth quarter 1994, LabOne initiated a price stabilization plan. The initial result of this action was a slight increase in the average revenue per applicant. However, management expects that prices may continue to decline during 1995 due to competitive pressures.

During December 1994, the FDA gave premarket approval to Epitope, Inc., with respect to its OraSure specimen collection kit for oral fluid HIV-1 antibody testing, as to which device LabOne has a supply and distribution agreement with Epitope. This approval enables LabOne to resume oral fluid HIV-1 antibody testing. Due to the lower collection expense associated with the OraSure device, the potential exists for an expansion of the testing market. Conversely, the device also has the potential to cannibalize part of the existing blood and urine testing market. The net impact of the approval of the OraSure device cannot be determined at this time.

LabOne entered the clinical and SAMHSA-certified substance-abuse testing markets during 1994. The Company continues to add new customers in both fields. A significant amount of resources has been committed to this expansion. During 1994 LabOne opened 42 Patient Service Centers (PSCs), which resulted in additional operating expenses of approximately $0.8 million. Annual expenses for these PSCs are estimated to be approximately $2.5 million. Expenditures related to these fields are expected to increase during 1995.
The expected increase in revenue to be generated from these PSCs cannot be determined at this time.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

LabOne's working capital position remained steady at $48.6 million at December 31, 1994, and at December 31, 1993. Capital additions and dividends paid were funded by cash provided by operations after changes in working capital and net maturities of long-term investments. Net cash provided by operations decreased by $7.9 million, primarily a result of the decrease in net earnings.

During 1994, LabOne paid quarterly dividends of $0.18 per common share. The Board of Directors reviews this policy on a periodic basis. The total amount of dividends paid during 1994 was $0.72 per share or $9.4 million. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

In 1988, LabOne's Board authorized the Company to enter the market from time to time for the purpose of acquiring shares of the Company's common stock in an amount not to exceed $25.0 million. As of December 31, 1994, the Company had acquired 2,099,235 shares of LabOne as treasury stock at a total cost of $22.7 million, leaving $2.3 million for potential future stock purchases. There were no shares purchased during 1994.

During 1994, the Company invested $3.4 million in additional property, plant and equipment, as compared to $3.7 million in 1993 and $3.1 million in 1992. Of the amounts spent in 1994 and 1993, approximately $1.8 million and $2.0 million, respectively, were for the diversification into the clinical testing market. Additional investments in property, plant and equipment in 1995 for general operating purposes and diversification into the clinical testing market are not expected to exceed the amount spent in 1994. At December 31, 1994, the Company had no material commitments for capital expenditures.

The Company had no short-term borrowings during 1994. At December 31, 1994, the Company had an unsecured line of credit of $1.0 million that may be used for general corporate purposes, of which the full amount is currently available. There are no debt restrictions related to this line of credit.

Management expects to be able to fund operations, capital asset additions, treasury stock purchases, if any, and future dividend payments from a combination of cash flow, cash reserves and short-term borrowings. Total cash and investments at December 31, 1994 were $41.5 million, as compared to $43.9 million at December 31, 1993. Included in LabOne's investments at year-end are $20.4 million of short-term investments classified as trading securities and recorded at market value. All other short and long-term investments are classified as held to maturity and recorded at amortized cost.

In February 1995, LabOne was advised by Seafield Capital Corporation (Seafield) that Seafield has retained Alex. Brown & Sons Incorporated as financial adviser to assist Seafield in considering strategic alternatives to maximize Seafield shareholder value. Seafield is a holding company that owns 82% of LabOne, as well as a number of other investments and cash equivalents.

LabOne has been informed that one alternative Seafield expects to pursue is a cash-option merger of Seafield into LabOne. In such a merger, Seafield shareholders would have the option of receiving cash as well as shares of LabOne. The merger would most likely be preceded by Seafield's distribution to its shareholders, or other disposition by Seafield, of its other assets. Seafield's Board has also announced that it will consider other business combination proposals that are presented to it.

LabOne has appointed a special committee of independent directors to consider any merger or other proposal that may be presented to it by Seafield. LabOne has been advised by Seafield that if a definitive merger agreement is reached, it is anticipated that such a merger would not occur until the early part of 1996 because of the time required to complete anticipated Seafield asset sales as well as shareholder and other approvals. There can be no assurance that a merger with Seafield will occur.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See ITEM 14.(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                  PART III
                                  --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the captions entitled "Information Concerning Nominees for Election as Directors," "Security Ownership of Management," "Security Ownership of Certain Beneficial Owners," and "Executive Compensation," in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 11, 1995, is incorporated into Items 10, 11, 12 and 13 above by reference.

                                   PART IV
                                   -------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) -- The following consolidated financial statements and schedules are attached as a separate section of this report entitled "Consolidated Financial Statements and Schedules":

     INDEPENDENT AUDITORS' REPORT

     CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheets, December 31, 1994, and 1993
     Consolidated Statements of Earnings, Years Ended
          December 31, 1994, 1993, and 1992
     Consolidated Statements of Stockholders' Equity,
          Years Ended December 31, 1994, 1993, and 1992
     Consolidated Statements of Cash Flows, Years Ended
          December 31, 1994, 1993, and 1992
     Notes to Consolidated Financial Statements

     SCHEDULES:
     Schedule II - Valuation and qualifying accounts

     All other schedules are omitted because they are not applicable, not required or the information is included in the Consolidated Financial Statements or the notes thereto.


(b)  Reports on Form 8-K

     A Form 8-K current report dated November 11, 1994, was filed with the commission reporting under Other Events a news release regarding the addition of Richard S. Schweiker and James R. Seward to the Board of Directors.

     A Form 8-K current report dated December 23, 1994, was filed with the commission reporting under Other Events a news release regarding the Company's announcement that it was notified by Epitope, Inc. that the FDA had approved the OraSure oral specimen collection device for use in detecting HIV-1 antibodies.


(c)  Exhibits required by Item 601 of Regulation S-K
         (Exhibits follow the Schedules):

                                                                          Page
                                                                          ----

3.1*   Articles of Incorporation - attached as Exhibit (3) to the
       Registrant's Form 10-K Annual Report dated March 28, 1988.

3.2* Certificate of Amendment of Articles of Incorporation - attached as Exhibit (3.2) to the Registrant's Form 10-K
       Annual Report dated March 14, 1994.

                                                                          Page
                                                                          ----


3.3*   Bylaws - attached as Exhibit (3) to the Registrant's
       Form 10-K Annual Report dated March 28, 1988.

10.1* Registrant's Long Term Incentive Plan as amended-attached as Exhibit (10.1) to the Registrant's
       Form 10-K Annual Report dated March 19, 1992. **

10.2*  Amendment to paragraphs 6 (d) and 24 (d) of the
       Registrant's Long Term Incentive Plan - attached as Exhibit (10.2) to the Registrant's Form 10-K
       Annual Report dated March 14, 1994. **

10.3*  Amendment to paragraph 3 of the Registrant's Long
       Term Incentive Plan - attached as Exhibit (10.3) to the Registrant's Form 10-K Annual Report dated
       March 14, 1994. **

10.4* Registrant's Stock Plan for non-employee directors - attached as Exhibit (A) to the Registrant's Proxy
       Statement dated April 10, 1992. ***

10.5   Registrant's Annual Incentive Plan. **                              43

10.6*  Services Agreement, dated January 1, 1993, between
       Seafield Capital Corporation and the Registrant - attached as Exhibit (10.6) to the Registrant's Form
       10-K Annual Report dated March 14, 1994.

10.7*  Services Agreement, dated January 1, 1993, between
       Business Men's Assurance Company of America and the Registrant - attached as Exhibit (10.7) to the Registrant's Form 10-K Annual Report dated March 14,
       1994.

10.8* Form of Employment Agreement between the Registrant and its executive officers and certain key employees - attached as Exhibit (10) to the Registrant's Form 10-K
       Annual Report dated March 28, 1988. **

10.9*  Employment Agreement between the Registrant and Bert
       H. Hood as amended - attached as Exhibit (10.9) to the Registrant's Form 10-K Annual Report dated March
       14, 1994. **

10.10* Employment Agreement between the Registrant and
       Daniel J. Roberts as amended - attached as Exhibit
       (10.10) to the Registrant's Form 10-K Annual Report dated March 14, 1994. **

                                                                          Page
                                                                          ----

10.11* Employment Agreement between the Registrant and
       Robert D. Thompson as amended - attached as Exhibit (10.11) to the Registrant's Form 10-K
       Annual Report dated March 14, 1994. **


10.12* Employment Agreement between the Registrant and
       Carl W. Ludvigsen, Jr. - attached as Exhibit (10.6) to the Registrant's Form 10-K Annual Report dated
       March 14, 1994. **


10.13* Severance Agreement between the Registrant and
       Mark S. Patterson - attached as Exhibit (10.2) to the Registrant's Form 10-Q Quarterly Report dated November 10, 1994. **


10.14* Employment Agreement between the Registrant and
       Gregg R. Sadler - attached as Exhibit (10.14) to the Registrant's Form 10-K Annual Report dated
       March 14, 1994. **


10.15* Severance Agreement between the Registrant and
       Kenneth A. Stelzer - attached as Exhibit (10.1) to the Registrant's Form 10-Q Quarterly Report dated November 10, 1994. **


10.16* Promissory Note Agreement between the Registrant and Bert H. Hood - attached as Exhibit (10.3) to the Registrant's Form 10-Q Quarterly Report dated
       November 10, 1994. **


10.17  Employment Agreement between the Registrant and                      44
       Robert F. Thompson dated February 11, 1994. **


10.18  Form of Amendments to Employment Agreements between                  58
       the Registrant and Bert H. Hood, Daniel J. Roberts,
       Robert D. Thompson, Robert F. Thompson and Gregg R.
       Sadler dated December 31, 1994. **


11. Statement regarding computation of per share earnings - see Note 1 of Notes to Consolidated
       Financial Statements, "Earnings Per Share."

21. Subsidiaries of Registrant - see Note 1 of Notes to Consolidated Financial Statements, "Principles of
       Consolidation and Basis of Presentation."

                                                                          Page
                                                                          ----


23.    Consents of experts and counsel - independent                       59
       accountants' consent.

24.    Powers of Attorney.                                                 60

27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this 1994 Form 10-K.

99. Proxy Statement for Annual Shareholders Meeting to be held May 11, 1995 - to be filed.


      * Incorporated by reference pursuant to Rule 12b-23

     ** Management Compensatory Plan

    *** Non-Management Director Compensatory Plan




  These exhibits may be obtained by stockholders of Registrant upon written request to LabOne, Inc., 10310 W. 84th Terrace, Lenexa , KS 66214.

(d)    Not applicable

                                 SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


LabOne, Inc.


By:  /s/ Robert D. Thompson            By:  /s/ Kurt E. Gruenbacher
         Robert D. Thompson                     Kurt E. Gruenbacher
Title:   Executive V.P. Finance,       Title:   Corporate Controller
         CFO and Treasurer
Date:    March 23, 1995                Date:    March 23, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 23, 1995 in the capacities indicated.


By:  /s/ Bert H. Hood                  By:  /s/ Robert D. Thompson
         Bert H. Hood                           Robert D. Thompson
Title:   Chairman of the Board,        Title:   Executive V.P. Finance,
         Director, President and                CFO and Treasurer
         Chief Executive Officer

By:  /s/ Gregg R. Sadler               By:  /s/ Kurt E. Gruenbacher
         Gregg R. Sadler                        Kurt E. Gruenbacher
Title:   Director and Secretary        Title:   Corporate Controller

By: */s/ William D. Grant              By: */s/ W. Thomas Grant II
         William D. Grant                       W. Thomas Grant II
Title:   Director                      Title:   Director

By: */s/ P. Anthony Jacobs             By: */s/ John E. Walker
         P. Anthony Jacobs                      John E. Walker
Title:   Director                      Title:   Director

By: */s/ Richard A. Rifkind            By: */s/ Joseph H. Brewer
         Richard A. Rifkind                     Joseph H. Brewer
Title:   Director                      Title:   Director

By: */s/ Neal L. Patterson             By: */s/ Giorgio Balzer
         Neal L. Patterson                      Giorgio Balzer
Title:   Director                      Title:   Director

By: */s/ R. Dennis Wright              By: */s/ James R. Seward
         R. Dennis Wright                       James R. Seward
Title:   Director                      Title:   Director

By: */s/ Michael E. Herman             *By: /s/ Gregg R. Sadler
         Michael E. Herman                      Gregg R. Sadler
Title:   Director                               Attorney-in-fact

                        LABONE, INC. AND SUBSIDIARIES




                Consolidated Financial Statements and Schedules
                       December 31, 1994, 1993 and 1992
                 (With Independent Auditors' Report Thereon)

                            LABONE, INC. AND SUBSIDIARIES
                  Consolidated Financial Statements and Schedules


                                      Index
                                      -----


                                                                       Page

INDEPENDENT AUDITORS' REPORT                                            23


CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets, December 31, 1994 and 1993             24

    Consolidated Statements of Earnings, Years ended
      December 31, 1994, 1993 and 1992                                  26

    Consolidated Statements of Stockholders' Equity,
      Years ended December 31, 1994, 1993 and 1992                      27

    Consolidated Statements of Cash Flows, Years ended
      December 31, 1994, 1993 and 1992                                  28

    Notes to Consolidated Financial Statements                          29


SCHEDULES:

    Schedule II - Valuation and Qualifying Accounts                     42

                            INDEPENDENT AUDITORS' REPORT
                            ----------------------------


The Board of Directors
LabOne, Inc.:


We have audited the accompanying consolidated balance sheets of LabOne, Inc. and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LabOne, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP


Kansas City, Missouri
February 3, 1995, except as to footnote 13, which is as of February 10, 1995

                          LABONE, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                          December 31, 1994 and 1993

      Assets                                            1994          1993
      ------                                         ----------    ----------
Current assets:
  Cash and cash equivalents                       $   6,888,806    11,514,400
  Short-term investments (note 11)                   34,106,026    30,837,360
  Accounts receivable-trade, net of allowance
    for doubtful accounts of $81,426 in 1994
    and $81,700 in 1993                               8,636,610     8,058,819
  Inventories                                           787,339       784,068
  Prepaid expenses and other current assets           3,007,526     3,028,725
  Deferred income taxes                                 654,246       306,985
                                                     ----------    ----------
         Total current assets                        54,080,553    54,530,357
                                                     ----------    ----------

Investments with maturities of more than one
    year, at cost (note 11)                             508,590     1,515,004
                                                      ----------    ----------
Property, plant and equipment:
  Land                                                1,495,833     1,498,833
  Building                                           11,836,420    11,544,332
  Laboratory equipment                               17,569,024    19,021,075
  Data processing equipment and software             15,724,026    14,734,342
  Office and transportation equipment                 4,900,395     4,314,790
  Leasehold improvements                                973,109     1,243,823
                                                     ----------    ----------
                                                     52,498,807    52,357,195

  Less accumulated depreciation                      34,315,021    31,909,372
                                                     ----------    ----------
         Net property, plant and equipment           18,183,786    20,447,823
                                                     ----------    ----------

Other assets:
  Intangible assets, net of accumulated
    amortization (note 2)                             3,589,527     4,336,278
  Deferred income taxes-noncurrent (note 3)             347,264         -
  Deposits and other assets                              48,060       300,490
                                                     ----------    ----------
                                                  $  76,757,780    81,129,952
                                                     ==========    ==========





                                                                  (Continued)

                            LABONE, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets, Continued


    Liabilities and Stockholders' Equity                1994          1993
    ------------------------------------             ----------    ----------
Current liabilities:
  Accounts payable                                 $  2,024,572     2,074,722
  Income taxes payable                                  131,068        93,125
  Payable to Seafield Capital Corporation (note 8)      113,575         -
  Accrued payroll and benefits                        1,915,457     2,314,549
  Other accrued expenses                              1,270,337       700,628
  Other current liabilities                              66,138       698,519
                                                     ----------    ----------
       Total current liabilities                      5,521,147     5,881,543

Deferred income taxes-noncurrent (note 3)                 -           484,479
                                                     ----------    ----------
       Total liabilities                              5,521,147     6,366,022
                                                     ----------    ----------

Stockholders' equity:
  Preferred stock, $0.01 par value per share;
     1,000,000 shares authorized, none issued             -             -
  Common stock, $0.01 par value per share;
     40,000,000 shares authorized, 15,000,000
     shares issued (note 5)                             150,000       150,000
  Additional paid-in capital                         13,347,455    12,739,088
  Equity adjustment from foreign currency
     translation                                       (683,383)     (424,698)
  Retained earnings                                  80,639,340    84,305,203
                                                     ----------    ----------
                                                     93,453,412    96,769,593

  Less treasury stock of 1,957,988 shares in
     1994 and 2,039,578 shares in 1993, at cost      22,216,779    22,005,663
                                                     ----------    ----------
        Total stockholders' equity                   71,236,633    74,763,930
                                                     ----------    ----------
                                                  $  76,757,780    81,129,952
                                                     ==========    ==========








See accompanying notes to consolidated financial statements.

                            LABONE, INC. AND SUBSIDIARIES
                         Consolidated Statements of Earnings
                     Years ended December 31, 1994, 1993 and 1992


                                          1994          1993          1992
                                       ----------    ----------    ----------
Sales                               $  60,725,982    69,377,511    74,436,768
Cost of sales                          29,072,508    30,018,455    31,647,037
                                       ----------    ----------    ----------
     Gross profit                      31,653,474    39,359,056    42,789,731

Selling, general and administrative
  expenses (notes 8 and 9)             24,760,918    22,694,920    22,775,364
                                       ----------    ----------    ----------
     Earnings from operations           6,892,556    16,664,136    20,014,367
                                       ----------    ----------    ----------

Other income (expenses):
  Investment income                     1,328,493     1,545,713     1,670,850
  Other income (expense), net             371,749      (732,320)       25,608
  Gain (loss) on disposal of equipment    (59,778)       56,213       (30,591)
                                       ----------    ----------    ----------
      Total other income (expenses)     1,640,464       869,606     1,665,867
                                       ----------    ----------    ----------

      Earnings before income taxes      8,533,020    17,533,742    21,680,234
                                       ----------    ----------    ----------

Income taxes (note 3):
  Current                               4,043,568     7,689,582     9,459,695
  Deferred                             (1,197,676)     (721,776)   (1,112,054)
                                       ----------    ----------    ----------
      Total income taxes                2,845,892     6,967,806     8,347,641
                                       ----------    ----------    ----------
      Net earnings                   $  5,687,128    10,565,936    13,332,593
                                       ==========    ==========    ==========

Earnings per common share                $  .43            .80          1.02
                                           ====           ====          ====

Weighted average common shares
     and common share equivalents
     outstanding                       13,276,590    13,154,070    13,094,599
                                       ==========    ==========    ==========






See accompanying notes to consolidated financial statements.


                                      LABONE, INC. AND SUBSIDIARIES
                             Consolidated Statements of Stockholders' Equity
                               Years ended December 31, 1994, 1993 and 1992

                                                           Foreign                                  Total
                                            Additional    currency                                  stock-
                                  Common     paid-in      transla-     Retained      Treasury      holders'
                                   stock     capital        tion       earnings        stock        equity
                                 --------   ----------    ---------   ----------    ----------    ----------
Balance at December 31, 1991     $150,000   12,661,202      210,433   79,019,870   (22,686,483)   69,355,022

Net earnings                         -           -             -      13,332,593         -        13,332,593
Cash dividends ($.72 per share)      -           -             -      (9,297,195)        -        (9,297,195)
Adjustment from foreign
    currency translation             -           -         (746,226)       -             -          (746,226)
Net issuance of 15,811 shares
    of treasury stock                -          26,784         -           -           179,850       206,634
                                 --------   ----------    ---------   ----------    ----------    ----------
Balance at December 31, 1992      150,000   12,687,986     (535,793)  83,055,268   (22,506,633)   72,850,828

Net earnings                         -           -             -      10,565,936         -        10,565,936
Cash dividends ($.72 per share)      -           -             -      (9,316,001)        -        (9,316,001)
Adjustment from foreign
    currency translation             -           -          111,095        -             -           111,095
Net issuance of 43,846 shares
    of treasury stock                -          51,102         -           -           500,970       552,072
                                 --------   ----------    ---------   ----------    ----------    ----------
Balance at December 31, 1993      150,000   12,739,088     (424,698)  84,305,203   (22,005,663)   74,763,930

Net earnings                         -           -             -       5,687,128         -         5,687,128
Cash dividends ($.72 per share)      -           -             -      (9,352,991)        -        (9,352,991)
Adjustment from foreign
    currency translation             -           -         (258,685)       -             -          (258,685)
Net issuance of 81,590 shares
    of treasury stock                -         608,367         -           -          (211,116)      397,251
                                 --------   ----------    ---------   ----------    ----------    ----------
Balance at December 31, 1994     $150,000   13,347,455     (683,383)  80,639,340   (22,216,779)   71,236,633
                                 ========   ==========    =========   ==========    ==========    ==========









See accompanying notes to consolidated financial statements.

                                     LABONE, INC. AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                            Years ended December 31, 1994, 1993 and 1992
                                                             1994          1993          1992
Cash provided by operations:                              ----------    ----------    ----------
     Net earnings                                       $  5,687,128    10,565,936    13,332,593
     Adjustments to reconcile net earnings to net
         cash provided by operations:
            Depreciation and amortization                  6,620,930     9,019,582     9,732,290
            Deferred income taxes                         (1,197,676)     (721,776)   (1,112,054)
            (Gain) loss on disposal of equipment              59,778       (56,213)       30,591
            Directors' stock compensation                     72,807       107,548        73,943
            Changes in:
                Accounts receivable                         (577,791)      755,253     1,030,158
                Inventories                                   (3,271)      788,938        57,837
                Prepaid expenses and other current assets     21,199      (268,526)       87,816
                Accounts payable                             (50,150)     (573,223)      354,209
                Income taxes payable                          37,943      (948,976)     (124,813)
                Payable to Seafield Capital Corporation      113,575      (230,545)      (12,075)
                Accrued payroll and benefits                (399,092)     (275,834)      119,046
                Accrued expenses                             569,709        (8,919)      (19,245)
                Other current liabilities                   (632,381)       66,293       (23,416)
                                                          ----------    ----------    ----------
        Net cash provided by operations                   10,322,708    18,219,538    23,526,880
                                                          ----------    ----------    ----------
Cash provided by (used for) investment transactions:
   Short-term investments, net                            (4,992,695)    4,751,259   (11,348,686)
   Purchases of investments with maturities of more
      than one year                                       (2,114,020)   (6,451,378)        -
   Proceeds from maturities of investments with
      maturities of more than one year                     4,520,000     5,750,000         -
   Property, plant and equipment additions, net           (3,399,579)   (3,733,867)   (3,054,328)
   other                                                     252,430       178,181       120,477
       Net cash provided by (used for)                    ----------    ----------    ----------
          investment transactions                         (5,733,864)      494,195   (14,282,537)
                                                          ----------    ----------    ----------
Cash provided by (used for) financing transactions:
   Proceeds from exercise of stock options                   324,444       444,524       132,691
   Cash dividends                                         (9,352,991)   (9,316,001)   (9,297,195)
                                                          ----------    ----------    ----------
       Net cash used for financing activities             (9,028,547)   (8,871,477)   (9,164,504)
                                                          ----------    ----------    ----------
Effect of foreign currency translation                      (185,891)      165,163      (570,360)
                                                          ----------    ----------    ----------
    Net increase (decrease) in cash and cash equivalents  (4,625,594)   10,007,419      (490,521)

Cash and cash equivalents at beginning of year            11,514,400     1,506,981     1,997,502
                                                          ----------    ----------    ----------
Cash and cash equivalents at end of year               $   6,888,806    11,514,400     1,506,981
                                                          ==========    ==========    ==========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                      $         685         -                27
                                                          ==========    ==========    ==========
         Income taxes                                  $   3,660,955     8,703,323     9,450,514
                                                          ==========    ==========    ==========

See accompanying notes to consolidated financial statements.
                                      28



                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                          December 31, 1994, 1993 and 1992


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------
Principles of Consolidation and Basis of Presentation
- -----------------------------------------------------
The accompanying consolidated financial statements include the accounts of LabOne, Inc. (LabOne or the Company), its wholly-owned Canadian subsidiary, Head Office Reference Laboratory Limited, and its wholly-owned United Kingdom subsidiary, HORL(UK) Limited. During 1994, the Company disposed of the UK subsidiary. All significant intercompany transactions have been eliminated in consolidation. LabOne was 82%-owned by Seafield Capital Corporation (Seafield) at December 31, 1994. Prior to 1994, LabOne and its wholly-owned subsidiaries were engaged primarily in laboratory testing for insurance companies. During 1994 LabOne began marketing laboratory testing services to the health-care and substance abuse industries.

Cash and Cash Equivalents
- -------------------------
Cash and cash equivalents include demand deposits, overnight repurchase agreements and marketable securities with original maturities of three months or less.

Investment Securities
- ---------------------
LabOne determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Securities are classified as held-to-maturity when LabOne has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost and investment income is included in earnings.

LabOne classifies certain highly liquid securities as trading securities. Trading securities are stated at fair value and unrealized holding gains and losses are included in income.

Inventories
- -----------
Inventories consist of completed specimen collection kits, various materials used in the assembly of specimen collection kits for sale to clients, and supplies used in the laboratory testing process. Inventory is valued at the lower of cost (first-in, first-out) or market.

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements




Property, Plant and Equipment
- -----------------------------

Property, plant and equipment is stated at cost. Depreciation is being provided on a straight-line basis over the estimated useful lives of the assets as follows:

               Buildings                            30 years
               Laboratory equipment               3-10 years
               Data processing equipment          3- 8 years
               Office equipment                   5-10 years
               Leasehold improvements               30 years

Equipment acquired after December 31, 1987 is being depreciated on a straight-line basis over three to five years.


Intangible Assets
- -----------------

Intangible assets are recorded at their acquisition cost and are being amortized as follows:

   The patent process utilized in coating the plates on which blood and urine testing is performed is being amortized on a straight-line basis over the remaining life of the patent (184 months at date of acquisition).

   Antibodies and antigens used in the detection of therapeutic drugs prescribed for hypertension, diabetes and heart disease were amortized on a straight-line basis over their estimated lives through 1993.

   The process for screening nicotine in urine samples was amortized on a straight-line basis over the estimated life through 1993.

   The excess of cost over fair value of assets acquired is being amortized on a straight-line basis over a period of twenty years.

   Other intangible assets are being amortized on a straight-line basis over a period of three years.

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


Income Taxes
- ------------

Income taxes are accounted for in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


Earnings Per Share
- ------------------

Earnings per share is computed using the weighted average number of common shares issued and the common share equivalents of dilutive stock options, less treasury stock.


Line of Credit
- --------------

The Company maintained a $1,000,000 line of credit as of December 31, 1994 and 1993. The line of credit was not used in 1994 or 1993.

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


(2)    INTANGIBLE ASSETS
       -----------------

The cost and accumulated amortization of intangible assets at December 31, 1994 and 1993 are as follows:

                                                        1994          1993
                                                      ---------     ---------
Patent                                             $  8,000,000     8,000,000
Accumulated amortization                              6,217,366     5,695,630
                                                      ---------     ---------
                                                      1,782,634     2,304,370
                                                      ---------     ---------

Antibodies and antigens                               2,845,000     2,845,000
Accumulated amortization                              2,845,000     2,845,000
                                                      ---------     ---------
                                                          -              -
                                                      ---------     ---------

Nicotine screen                                       1,000,000     1,000,000
Accumulated amortization                              1,000,000     1,000,000
                                                      ---------     ---------
                                                          -              -
                                                      ---------     ---------

Excess of cost over fair value of assets acquired     4,470,684     4,470,684
Accumulated amortization                              2,663,791     2,440,256
                                                      ---------     ---------
                                                      1,806,893     2,030,428
                                                      ---------     ---------

Other intangible assets                                 587,580       587,580
Accumulated amortization                                587,580       586,100
                                                      ---------     ---------
                                                          -             1,480
                                                      ---------     ---------

       Intangible assets, net of accumulated
          amortization                             $  3,589,527     4,336,278
                                                      =========     =========

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


(3)    INCOME TAXES
       ------------

The components of income taxes and deferred taxes applicable to temporary differences are as follows:

                                     1994          1993         1992
                                 ----------     ---------     ---------
    Current:
        Federal                $  2,728,116     5,477,239     6,904,136
        State                       546,264       900,778     1,585,266
        Foreign                     769,188     1,311,565       970,293
                                 ----------     ---------     ---------
                                  4,043,568     7,689,582     9,459,695
                                 ----------     ---------     ---------
    Deferred:
        Federal                    (846,527)     (479,719)     (834,358)
        State                      (146,539)     (153,312)     (184,178)
        Foreign                    (204,610)      (88,745)      (93,518)
                                 ----------     ---------     ---------
                                 (1,197,676)     (721,776)   (1,112,054)
                                 ----------     ---------     ---------
                               $  2,845,892     6,967,806     8,347,641
                                 ==========     =========     =========


Total income taxes differ from the amounts computed by applying the statutory income tax rate to earnings before income taxes for the following reasons:

                                       1994           1993          1992
                                    ----------     ---------     ---------
Application of statutory income
    tax rate (34% for 1994, 35%
    for 1993 and 34% for 1992)    $  2,901,227     6,136,810     7,371,280
Foreign taxes, net                     189,456       426,429       152,544
Write-off of investment in UK         (193,229)        -             -
State income taxes, net                263,819       485,853       924,718
Tax-exempt interest                   (245,069)     (206,242)     (237,204)
Other, net                             (70,312)      124,956       136,303
                                    ----------     ---------     ---------
                                  $  2,845,892     6,967,806     8,347,641
                                    ----------     ---------     ---------

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


The tax effects of temporary differences that create significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are presented below:

                                                  1994         1993
                                               ---------    ---------
Current income tax assets:
    Accrued vacation                          $  261,687      206,129
    Severance pay accrual                        211,495         -
    Unrealized loss on trading securities         80,883         -
    Accrued medical claims                        63,645       63,645
    Bad debts                                     31,822       28,595
    Other accruals                                 4,302        4,388
    Other items                                      412        4,228
                                               ---------    ---------
        Total current income tax assets       $  654,246      306,985
                                               =========    =========

Deferred noncurrent tax assets
(liabilities):
    Depreciation and amortization             $  249,149    (624,731)
    Other items                                   98,115     140,252
                                               ---------    ---------
       Total deferred tax assets
       (liabilities)                          $  347,264    (484,479)
                                               =========    =========

A valuation allowance for deferred tax assets was not necessary at December 31, 1994 or 1993.


(4)    BENEFIT PLANS
       -------------

LabOne maintains a money purchase pension plan for all employees who have completed one-half year of service and have attained age twenty and one-half years. The plan is a defined contribution plan under which LabOne contributes a percentage of a participant's annual compensation. LabOne has contributed 7% of a participant's annual compensation up to the maximum social security wage base of $60,600 in 1994, $57,600 in 1993 and $55,500 in 1992 plus an additional 5.7% of the amounts in excess of the annual maximum wage base. Participants become 100% vested after five years of service. Each participant's account is 100% vested in the event of disability or death while employed by LabOne. Normal retirement age under the plan is sixty-five. Early retirement is permitted upon reaching age fifty-five and completion of fifteen years of service. LabOne's contributions to the plan were $1,008,000, $1,065,000 and $1,051,000 for the years ended December 31, 1994, 1993 and
1992, respectively.

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

In 1987, LabOne adopted a profit sharing plan for all employees who have completed three months of service and have attained the age of twenty and one-half years. Effective January 1, 1991, the plan was amended to include employees who have completed six months of service and a minimum of 500 hours of service. The plan is intended to include a qualified cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986.
Subject to certain limits imposed by law, each participant may generally make tax deferred contributions to the plan not in excess of 10% of annual compensation. LabOne contributes on behalf of each participant an amount equal to 50% of the participant's annual contributions, but not in excess of 5% of the participant's annual compensation. A participant is fully vested at all times with respect to the portion of the account attributable to the participant's own contributions. The plan provides for the vesting of 100% of a participant's account attributable to LabOne contributions upon completion of five years of service. Each participant's account is 100% vested upon disability, death or the attainment of age sixty-five while employed by LabOne. The normal retirement age under the plan is age sixty-five. Plan assets contributed by employees can be invested in (1) LabOne common stock,
(2) a government securities investment fund, (3) an equity investment fund, or
(4) a capital preservation fund. LabOne contributions are invested in LabOne common stock. LabOne's contributions to the plan for the years ended December 31, 1994, 1993 and 1992 were $446,000, $408,000 and $366,000, respectively.


(5)    STOCK OPTIONS
       -------------

In 1987, the Board of Directors of LabOne approved a long-term incentive plan which provided for granting awards, including stock options, for not more than 1,000,000 shares of LabOne common stock. LabOne has granted certain stock options which entitle the grantee to purchase shares for a price equal to the fair market value at date of grant with option periods up to ten years.

In January 1991, the LabOne Board of Directors approved a stock option exchange plan that was ratified by the stockholders at the May 1991 LabOne stockholders meeting. The new plan reduced the number of shares outstanding under the long-term incentive plan, set exercise dates beginning in January 1992 and reduced the option prices to $9.875 per share, which was the quoted market value on January 2, 1991.

In May 1991, the stockholders of LabOne approved a 300,000 share increase in the number of shares that may be issued under the long-term incentive plan. The plan thus provides for granting awards, including stock options, for not more than 1,300,000 shares of LabOne common stock.

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

In February 1993, the stockholders of LabOne approved a 500,000 share increase in the number of shares that may be issued under the long-term incentive plan. The plan thus provides for granting awards, including stock options, for not more than 1,800,000 shares of LabOne common stock.

A summary of the stock option activity for the three years ended December 31, 1994 is as follows:

                                                   Number
                                                  of shares      Option price
                                                 ----------      ------------
    Outstanding at December 31, 1991               986,886    $  9.88 - 18.00

     Granted                                          -
     Exercised                                     (10,907)      9.88 - 11.13
     Terminated or forfeited                        (4,696)      9.88 - 18.00
                                                 ---------
    Outstanding at December 31, 1992               971,283       9.88 - 18.00

     Granted                                       460,000      14.38 - 14.75
     Exercised                                     (43,055)      9.88 - 11.13
     Terminated or forfeited                       (17,622)      9.88 - 11.13
                                                 ---------
    Outstanding at December 31, 1993             1,370,606       9.88 - 18.00

     Granted                                       292,259      18.50 - 23.88
     Exercised                                    (220,055)      9.88 - 14.75
     Terminated or forfeited                      (125,742)      9.88 - 23.88
                                                 ---------
    Outstanding at December 31, 1994             1,317,068       9.88 - 23.88
                                                 =========

Options for 715,553 shares ranging from $9.88 to $19.13 per share were exercisable at December 31, 1994.


(6)    OTHER COMMITMENTS
       -----------------

LabOne has several noncancelable operating leases, primarily for land and buildings, and other commitments that expire over the next several years. Rental expense for these operating leases during 1994, 1993 and 1992 amounted to $803,000, $417,000 and $390,000, respectively.

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


Future minimum lease payments and other commitments under these agreements as of December 31, 1994, are:

                                  Year          Amount
                                  ----         ---------
                                  1995       $  926,176
                                  1996          915,526
                                  1997          680,948
                                  1998          255,993
                                  1999           97,295


(7)    FOREIGN OPERATIONS
       ------------------

The following summarizes financial information for LabOne's wholly-owned Canadian subsidiary, Head Office Reference Laboratory Limited, for the years ended December 31:

                                   1994          1993          1992
                               ----------    ----------    ----------
Revenues                     $  7,677,000     9,566,000    10,186,000
Operating earnings              1,119,000     2,641,000     2,239,000
Total assets                    5,495,000     5,242,000     7,816,000


(8)    RELATED PARTY TRANSACTIONS
       --------------------------

LabOne has entered into certain transactions with Seafield Capital Corporation (Seafield). Seafield, which was formerly BMA Corporation, sold Business Men's Assurance Company of America (BMA) to Generali-Assicurazioni Generali S.p.A. (Generali) in July 1990. The following is a summary of the transactions with related parties:

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


Under a Services Agreement among Seafield, LabOne, BMA and Generali (the "Services Agreement"), which became effective July 31, 1990, Seafield and BMA agreed to make available, and LabOne agreed to purchase, certain services from Seafield and BMA. LabOne agreed to retain the services of certain of Seafield's and BMA's senior management to provide policy advice to LabOne and to attend certain functions on behalf of LabOne. LabOne also agreed to retain the services of BMA's reinsurance sales representatives to promote LabOne's laboratory testing services as part of their regular sales activities. In consideration for these services, LabOne agreed to pay Seafield and BMA an annual fee of $75,000 each. LabOne agreed to pay Seafield a percentage of LabOne's sales equal to 0.25% of annual sales up to $50 million, plus 0.125% of annual sales of $50 million or more, but less than $100 million, plus .0625% of annual sales of $100 million or more. LabOne has agreed to pay BMA a percentage of LabOne's sales equal to 0.15% of annual sales up to $50 million, plus .075% of annual sales of $50 million or more, but less than $100 million, plus .0375% of annual sales of $100 million or more. LabOne's liability to BMA under this agreement was zero in 1994 and 1993 and $168,000 in 1992. LabOne also reimbursed Seafield and BMA for all direct travel expenses reasonably incurred in providing these services.

Seafield also agreed to make certain other services available to LabOne, including tax advice, financial and investment advice, and the advice and assistance of Seafield's corporate secretary and public relations staffs. LabOne was under no obligation to rely on Seafield for these services and was free to obtain the services from any other source. To the extent that LabOne utilized these services, LabOne reimbursed Seafield for costs incurred in providing the services. The initial term of the Services Agreement was extended through December 31, 1992.

Effective January 1, 1993, the aforementioned agreement was terminated and replaced with service agreements dated January 1, 1993.

Consistent with the former agreement, Seafield and BMA have agreed to make available and LabOne has agreed to purchase, certain services from Seafield and BMA. In consideration for these services, LabOne has agreed to pay Seafield a percentage of LabOne's sales equal to .20% of annual sales up to $50 million, plus .125% of sales of $50 million or more, but less than $100 million plus .0625 of sales of $100 million or more. LabOne has agreed to pay BMA $50,000 per year.

The agreements were effective until December 31, 1993 and are being renewed automatically for successive one-year terms until terminated.

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


Allocated expenses from Seafield, including charges under the Services Agreement, for the years ended and the amounts payable at December 31 are as follows:

                                        1994         1993         1992
                                       -------      -------      -------

Allocated expenses for the year     $  113,575      124,218      230,545
                                       =======      =======      =======
Amount payable at December 31       $  113,575         -         230,545
                                       =======      =======      =======


(9)    RESTRUCTURING CHARGES
       ---------------------

Selling, general and administrative expenses in the year ended December 31, 1994, include a restructuring charge of $1,562,000. The charge includes severance payments to executives and a write-off of fixed assets, provision for loss on lease commitments, and severance payments related to closing the Canadian laboratory testing facility. The restructuring charge reduced 1994 net income by $1,041,000 or $0.08 per share


(10)    LITIGATION
        ----------

In the normal course of business, LabOne had certain lawsuits pending at December 31, 1994. In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits are expected to have a material impact on the Company and financial position or results of operations.




















                                      39
                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(11)    INVESTMENT SECURITIES
        ---------------------

A summary of investment securities information relating to quoted market values and unrealized holding gains and losses at December 31, 1994 and 1993 is as follows:
                                                               1994
                                ------------------------------------------------------------------
                                                            Amount at
                                                          which carried    Unrealized    Unrealized
      Maturities less           Amortized                in the balance      holding       holding
       than one year               cost         Market        sheet           gains        losses
    ------------------          ----------    ----------    ----------      --------     ---------
Vanguard Short-term U. S.
     Treasury Portfolio       $ 10,313,685    10,188,338    10,188,338          -         125,347
Vanguard Municipal Bond Fund    10,258,776    10,180,783    10,180,783          -          77,993
U.S. Treasury securities         3,030,938     3,069,375     3,030,938       38,437          -
Canadian government notes        3,325,790     3,325,790     3,325,790          -            -
Obligations of states and
   political subdivisions        7,380,117     7,404,768     7,380,177       32,170         7,579
        Total short-term        ----------    ----------    ----------      --------     ---------
           investments        $ 34,309,366    34,169,054    34,106,026       70,607       210,919
                                ==========    ==========    ==========      ========     =========
     Maturities more
      than one year
    ------------------
Obligations of states and
   political subdivisions       $  508,590       512,165       508,590        3,575          -
                                ==========    ==========    ==========      ========     =========
The Vanguard Short-term U. S. Treasury Portfolio and the Vanguard Municipal Bond Fund are
classified as trading securities and recorded at market value.  All other investments are classified as held-to-maturity and recorded at amortized cost.
                                                              1993
                                ------------------------------------------------------------------
                                                            Amount at
                                                          which carried    Unrealized    Unrealized
      Maturities less           Amortized                in the balance      holding       holding
       than one year               cost         Market        sheet           gains        losses
    ------------------          ----------    ----------    ----------      --------     ---------
U. S. Treasury securities     $  5,451,283     5,449,125     5,451,283          -           2,158
U. S. government agencies       10,785,005    10,784,626    10,785,005          -             379
Canadian government notes        2,230,013     2,230,013     2,230,013          -             -
Obligations of states and
   political subdivisions       12,371,059    12,036,605    12,371,059          -         334,454
        Total short-term        ----------    ----------    ----------      --------     ---------
           investments        $ 30,837,360    30,500,369    30,837,360          -         336,991
                                ==========    ==========    ==========      ========     =========
     Maturities more
      than one year
    -----------------
Obligations of states and
   political subdivisions     $  1,515,004     1,520,115     1,515,004       5,115            -
                                ==========    ==========    ==========      ========     =========

                                      40

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


All investments held at December 3l, 1993, were classified as held-to-maturity and recorded at amortized cost.


(12)    QUARTERLY FINANCIAL DATA (UNAUDITED)
        ------------------------------------

A summary of unaudited quarterly results of operations for 1994 and 1993 is as follows (in thousands except per share data):

                                           Three months ended
                                March 31    June 30  September 30  December 31
1994:                            -------    -------    -------      -------
  Sales                         $ 15,267     15,581     14,467       15,412
                                  ======     ======     ======       ======
  Gross profit                  $  8,340      8,172      7,543        7,598
                                  ======     ======     ======       ======
  Earnings before income taxes  $  3,373      2,588        162        2,410
                                  ======     ======     ======       ======
  Net earnings                  $  2,006      1,867        281        1,533
                                  ======     ======     ======       ======
  Earnings per share            $   .15        .14        .02          .12
                                  ======     ======     ======       ======
  Dividends per share           $   .18        .18        .18          .18
                                  ======     ======     ======       ======

1993:
  Sales                         $ 17,951     18,215     16,357       16,855
                                  ======     ======     ======       ======
  Gross profit                  $ 10,477     10,560      9,130        9,192
                                  ======     ======     ======       ======
  Earnings before income taxes  $  5,058      4,991      3,937        3,548
                                  ======     ======     ======       ======
  Net earnings                  $  3,051      2,981      2,247        2,287
                                  ======     ======     ======       ======
  Earnings per share            $   .23        .23        .17          .17
                                  ======     ======     ======       ======
  Dividends per share           $   .18        .18        .18          .18
                                  ======     ======     ======       ======


(13)    SUBSEQUENT EVENT
        ----------------

On February 10, 1995, LabOne announced that it has been advised by Seafield that Seafield has retained a financial adviser to assist Seafield in considering strategic alternatives to maximize Seafield shareholder value. LabOne has been informed that one alternative that Seafield expects to pursue is a cash-option merger of Seafield into LabOne. In such a merger, Seafield shareholders would have the option of receiving cash as well as shares of LabOne.


                                      41



                                                                  Schedule II
                                                                  -----------


                           LABONE, INC. AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS

                    Years ended December 31, 1994, 1993 and 1992


                                         Additions-
                                         charged to
                              Balance      selling,
                                at       general and     Deductions-   Balance
                            beginning   administrative  uncollectible   at end
     Description             of year       expenses        accounts    of year
     -----------             -------       -------         ------      ------
Allowance for doubtful accounts:
Year ended
    December 31, 1994       $ 81,700        22,403         22,677      81,426
                              ======        ======         ======      ======
Year ended
    December 31, 1993       $ 88,783           162          7,245      81,700
                              ======        ======         ======      ======
Year ended
    December 31, 1992       $ 81,947         7,303             17      88,783
                              ======        ======         ======      ======


























                                      42