Form 10-Q
period 1995-03-31
LABONE INC
filed 1995-05-11
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For quarterly period ended   March 31, 1995

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from            to

Commission file number:  0-15975


                                LabOne, Inc.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                               48-0952323
             ----------                            --------------
    (State or other jurisdiction                 (I.R.S. Employer
  of incorporation or organization)              Identification No.)

        10310 West 84th Terrace
            Lenexa, Kansas                             66214
      -----------------------------                   -------
(Address of principal executive offices)             (Zip Code)

                               (913)-888-8397
                      --------------------------------
             (Registrant's telephone number, including area code)

                                     N/A
                    ------------------------------------
              (Former name, former address, former fiscal year,
                       if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  [X]        No  [ ]

Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of May 2, 1995 - 13,046,349 net of 1,953,651 shares held as treasury stock.



                                Page 1 of 10

                        PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                         LabOne, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                                    March 31,     December 31,
                                                       1995           1994
ASSETS                                              ---------       ---------
Current assets:
   Cash and cash equivalents                       $1,867,353       6,888,806
   Short-term investments                          38,836,266      34,106,026
   Accounts receivable-trade, net of allowance
     for doubtful accounts of $81,429 in 1995
     and $81,426 in 1994                            8,966,488       8,636,610
   Inventories                                        973,663         787,339
   Prepaid expenses and other current assets        1,724,609       3,007,526
   Deferred income taxes                              654,246         654,246
                                                   ----------      ----------
      Total current assets                         53,022,625      54,080,553
Investments with maturities of more than one
   year, at cost                                      510,052         508,590
Property, plant and equipment                      52,987,612      52,498,807
   Less accumulated depreciation                   35,223,031      34,315,021
                                                   ----------      ----------
      Net property, plant and equipment            17,764,581      18,183,786
Other assets:
   Intangible assets, net of accumulated
     amortization                                   3,403,210       3,589,527
   Deferred income taxes - noncurrent                 244,543         347,264
   Deposits and other assets                           48,960          48,060
                                                   ----------      ----------
      Total assets                                $74,993,971      76,757,780
                                                   ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $2,097,220       2,024,572
   Income taxes payable                                  (929)        131,068
   Payable to Seafield Capital Corporation             29,381         113,575
   Accrued payroll and benefits                     1,601,378       1,915,457
   Other accrued expenses                           1,092,363       1,270,337
   Other current liabilities                          102,952          66,138
                                                   ----------      ----------
      Total current liabilities                     4,922,365       5,521,147
      Total noncurrent liabilities                        -               -
                                                   ----------      ----------
      Total liabilities                             4,922,365       5,521,147
Stockholders' equity:
   Preferred stock, $.01 par value per share;
     1,000,000 shares authorized, none issued             -               -
   Common stock, $.01 par value per share;
     40,000,000 shares authorized, 15,000,000
     shares issued                                    150,000         150,000
   Additional paid-in capital                      13,359,569      13,347,455
   Equity adjustment from foreign currency
     translation                                     (670,680)       (683,383)
   Retained earnings                               79,462,044      80,639,340
                                                   ----------      ----------
                                                   92,300,933      93,453,412
   Less treasury stock of 1,956,128 shares in
     1995 and 1,957,988 shares in 1994             22,229,327      22,216,779
                                                   ----------      ----------
      Total stockholders' equity                   70,071,606      71,236,633
                                                   ----------      ----------
      Total liabilities and stockholders' equity  $74,993,971      76,757,780
                                                   ==========      ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 2




                         LabOne, Inc. and Subsidiary
                     Consolidated Statements of Earnings

                                                 Three months ended March 31,
                                                       1995           1994
                                                    ----------     ----------

Sales                                              $14,689,459     15,266,724

Cost of sales                                        7,502,119      6,927,078
                                                    ----------     ----------
     Gross profit                                    7,187,340      8,339,646

Selling, general and administrative expenses         6,214,997      5,450,460
                                                    ----------     ----------
     Earnings from operations                          972,343      2,889,186

Other income                                           838,242        483,461
                                                    ----------     ----------
     Earnings before income taxes                    1,810,585      3,372,647

Income taxes                                           639,984      1,367,086
                                                    ----------     ----------
     Net earnings                                   $1,170,601      2,005,561
                                                    ==========     ==========

Earnings per common share                             $ 0.09           0.15
                                                       ======         ======

Dividends per common share                            $ 0.18           0.18
                                                       ======         ======

Weighted average common shares outstanding          13,145,847     13,309,739
                                                    ==========     ==========









See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                         LabOne, Inc. and Subsidiary
                Consolidated Statement of Stockholders' Equity
                      Three Months Ended March 31, 1995

                                  Additional    Foreign                                 Total
                         Common     paid-in    currency     Retained     Treasury   stockholders'
                         stock      capital   translation   earnings       stock        equity
Balance at
  December 31, 1994    $150,000   13,347,455   (683,383)   80,639,340   (22,216,779)  71,236,633
Net earnings                                                1,170,601                  1,170,601
Cash dividends
   ($0.18 per share)                                       (2,347,897)                (2,347,897)
Stock options
   exercised, net
   (1,860 shares)                     12,114                                (12,548)        (434)
Equity adjustment
   from foreign
   currency
   translation                                   12,703                                   12,703
                       --------   ----------   --------    ----------   -----------   ----------
Balance at
   March 31, 1995      $150,000   13,359,569   (670,680)   79,462,044   (22,229,327)  70,071,606
                       ========   ==========   ========    ==========   ===========   ==========

























See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                         LabOne, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows

                                                 Three months ended March 31,
                                                        1995         1994
                                                     ---------     ---------
Cash provided by operations:
   Net earnings                                     $1,170,601     2,005,561
   Adjustments to reconcile net earnings
       to net cash provided by operations:
     Depreciation and amortization                   1,225,435     1,785,018
     Loss (gain) on disposal of equipment               50,667      (140,423)
     Provision for deferred taxes                      103,835      (201,507)
   Changes in:
     Accounts receivable                              (174,594)     (902,766)
     Inventories                                      (186,324)     (174,443)
     Prepaid expenses and other current assets         691,470       353,067
     Accounts payable                                   72,647       (87,917)
     Income taxes payable                              304,166       958,786
     Payable to Seafield Capital Corporation           (84,194)       30,516
     Accrued payroll & benefits                       (314,079)     (781,458)
     Accrued expenses                                 (177,974)      (34,503)
     Other current liabilities                          36,814       164,694
                                                    ----------    ----------
        Net cash provided by operations              2,718,470     2,974,625
                                                    ----------    ----------
Cash provided by (used for) investment transactions:
   Short-term investments, net                      (4,716,059)  (10,030,808)
   Purchases of investments with
     maturities of more than one year                   (2,000)          -
   Property, plant and equipment, net                 (669,283)     (712,190)
   Other                                                  (900)       16,332
                                                    ----------    ----------
        Net cash used for investment transactions   (5,388,242)  (10,726,666)
                                                    ----------    ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds
     from the exercise of stock options                   (434)        7,185
   Cash dividends                                   (2,347,897)   (2,332,916)
                                                    ----------    ----------
        Net cash used for financing transactions    (2,348,331)   (2,325,731)
                                                    ----------    ----------
Effect of foreign currency translation                  (3,350)     (148,298)
                                                    ----------    ----------
        Net decrease in cash and cash equivalents   (5,021,453)  (10,226,070)

Cash and cash equivalents - beginning of period      6,888,806    11,514,400
                                                    ----------    ----------
Cash and cash equivalents - end of period           $1,867,353     1,288,330
                                                    ==========    ==========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Income Taxes                                    $252,437       308,703
                                                    ==========    ==========

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                         LabOne, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                           March 31, 1995 and 1994


The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiary Head Office Reference Laboratory Limited (a Canadian corporation). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at March 31, 1995, and December 31, 1994, and the results of its operations and cash flows for the periods ended March 31, 1995 and 1994. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year-to-year comparisons. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994, for additional information not required by this report Form 10-Q.

The weighted average shares includes the common stock equivalents of stock options.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
- ---------------------
Selected financial data:
                                Three months ended March 31,   % Increase
                                   1995              1994       (Decrease)
                                -----------     -----------      --------
Sales                          $ 14,689,459      15,266,724         (4%)
Net earnings                      1,170,601       2,005,561        (42%)
Earnings per common share           $0.09            0.15
Cash dividends per common share     $0.18            0.18

The Company provides risk appraisal, clinical and substance-abuse laboratory testing services to insurance companies, physicians and employers.

LabOne provides risk-appraisal laboratory testing services to the insurance industries in the United States and Canada. The tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on individual life insurance policy applicants. The Company also provides testing services on individual and group medical and disability policy applicants.

LabOne's clinical laboratory testing services are provided to the health care industry to aid in the diagnosing and treatment of patients. The Company has established a network of Patient Service Centers (PSCs) and affiliations with other centers in Northern California, Des Moines and the Kansas City area for the collection of specimens for testing. This network became operational during the fourth quarter of 1994. Additionally, the Company maintains its own courier fleet to retrieve specimens for transport to the laboratory.

LabOne is certified by the Substance Abuse and Mental Health Services Administration (SAMHSA, formerly NIDA) to perform substance-abuse testing services for federally regulated employers. The Company markets substance-abuse testing services throughout the country to both regulated and nonregulated employers. The Company's 24 to 48 hour turnaround and multiple testing options help clients reduce down time for affected employees and meet mandated drug screening guidelines.

During December 1994, the FDA gave premarket approval to Epitope, Inc. with respect to its OraSure(Registered) specimen collection kit for oral fluid HIV-1 antibody testing. This approval enables LabOne to resume oral fluid HIV-1 antibody testing in the United States.

In March 1995, LabOne and Epitope entered into a new supply and distribution agreement to market OraSure kits. LabOne maintains the non-exclusive right to purchase kits and use them for purposes of risk assessment of applicants in connection with the underwriting of insurance. LabOne no longer retains the exclusive rights for insurance testing services in Canada. In addition, LabOne no longer retains first refusal rights for exclusive insurance testing services in other foreign countries.

Due to the lower collection expense associated with the OraSure kit, the potential exists for a significant expansion of the testing market. Conversely, the device also has the potential to cannibalize part of the existing blood and urine testing market. The net impact of the approval of the OraSure device cannot be determined at this time.


FIRST QUARTER ANALYSIS

Revenue in the first quarter 1995 was $14.7 million as compared to $15.3 million in the same period last year. The decrease of $0.6 million (4%) can be attributed primarily to decreases in insurance laboratory revenue of $1.1 million, partially offset by substance-abuse and clinical laboratory testing revenues of $0.7 million. The total number of applicants tested in the first quarter 1995 decreased by 6% as compared to the same quarter last year. Average revenue per applicant declined 3% during the first quarter 1995 as compared to the first quarter 1994.

Cost of sales increased $0.6 million (8%) in the first quarter 1995 as compared to the first quarter 1994. This increase is primarily due to increases in payroll, laboratory supplies, PSC rent expense and outside laboratory services, all related to the clinical expansion. These were partially offset by decreases in depreciation and specimen collection kit expenses. Clinical and substance-abuse testing cost of sales during the first quarter 1995 was $2.1 million.

Selling, general and administrative expenses increased $0.8 million (14%) in the first quarter 1995 as compared to the prior year due to increases in payroll, commission and bonus expenses and legal fees. These were partially offset by decreases in depreciation and repairs and maintenance expense. Selling, general and administrative expenses due to clinical and substance-abuse testing during the first quarter were $0.8 million.

Nonoperating income increased $0.4 million primarily due to an increase in investment income.

The effective income tax rate for the first quarter 1995 was 35.3% as compared to 40.5% during the same quarter in 1994. This decrease is primarily due to an increase in tax exempt investment income in 1995 and lower applicable tax rates.

The combined effect of the above factors resulted in net earnings of $1.2 million or $0.09 per share in the first quarter 1995 as compared to $2.0 million or $0.15 per share in the same period last year.


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position decreased by $0.5 million to $48.1 million at March 31, 1995, from $48.6 million at December 31, 1994. This decrease is primarily due to dividends paid and capital additions exceeding cash provided by operations after changes in working capital. The dividend paid during the first quarter 1995 was $2.3 million or $0.18 per share.

Net additions to property, plant and equipment were $0.7 million in the first quarter 1995 and 1994. There were no treasury stock purchases in the first quarter, however 1,860 shares of treasury stock were issued for exercised options. The total number of shares held in treasury at March 31, 1995, was approximately 2.0 million at a total cost of $22.2 million or $11.36 per share.

In February 1995, LabOne's Board of Directors declared the first quarter 1995 dividend of $0.18 per common share. This dividend was paid on March 2, 1995, to stockholders of record as of February 21, 1995, and totaled approximately $2.3 million. The board will review the dividend payment policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

The Company had no borrowings in the first quarter 1995. At March 31, 1995, LabOne had a total unsecured line of credit of $1.0 million that may be used for general corporate purposes, of which the full amount is currently available. The Company expects to fund operations, capital additions and future dividend payments from a combination of cash reserves, cash flow from operations and short-term borrowings. At March 31, 1995, LabOne had total cash and investments of $41.2 million as compared to $41.5 million at December 31, 1994.


                         PART II.  OTHER INFORMATION

Item 6. -  Exhibits and Reports on Form 8-K

   (a)   Exhibits

27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this first quarter 1995 Form 10-Q.

   (b)   Reports on Form 8-K

A Form 8-K current report dated February 15, 1995 was filed with the commission reporting under Other Events that LabOne was advised by Seafield Capital Corporation (Seafield) that Seafield has retained Alex. Brown & Sons Incorporated as financial adviser to assist Seafield in considering strategic alternatives to maximize Seafield shareholder value. Seafield is a holding company that owns 82% of LabOne, as well as a number of other investments and cash equivalents.

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

LabOne has appointed a special committee of independent directors to consider any merger or other proposal that may be presented to it by Seafield. LabOne has been advised by Seafield that if a definitive merger agreement is reached, it is anticipated that such a merger would not occur until the early part of 1996 because of the time required to complete anticipated Seafield asset sales as well as shareholder and other approvals. LabOne cautioned that there can be no assurance that a merger with Seafield will occur.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LabOne, Inc.


      Date:  May 11, 1995              By  /s/ Kurt E. Gruenbacher
                                          ---------------------------
                                               Kurt E. Gruenbacher
                                               V.P. Finance and CAO



      Date:  May 11, 1995              By  /s/ Robert D. Thompson
                                          ---------------------------
                                               Robert D. Thompson
                                               Executive V.P. Finance,
                                               CFO and Treasurer