Form 10-Q
period 1995-06-30
LABONE INC
filed 1995-08-10
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For quarterly period ended   June 30, 1995

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

Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of July 27, 1995 - 13,051,925 net of 1,948,075 shares held as treasury stock.



                                Page 1 of 11

                        PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                         LabOne, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                                     June 30,     December 31,
                                                       1995           1994
ASSETS                                              ---------       ---------
Current assets:
   Cash and cash equivalents                       $2,098,562       6,888,806
   Short-term investments                          38,432,358      34,106,026
   Accounts receivable-trade, net of allowance
     for doubtful accounts of $170,392 in 1995
     and $81,426 in 1994                            8,266,321       8,636,610
   Inventories                                      1,174,248         787,339
   Prepaid expenses and other current assets        1,879,328       3,007,526
   Deferred income taxes                              654,246         654,246
                                                   ----------      ----------
      Total current assets                         52,505,063      54,080,553
Investments with maturities of more than one
   year, at cost                                      509,515         508,590
Property, plant and equipment                      53,495,426      52,498,807
   Less accumulated depreciation                   36,172,904      34,315,021
                                                   ----------      ----------
      Net property, plant and equipment            17,322,522      18,183,786
Other assets:
   Intangible assets, net of accumulated
     amortization                                   3,216,892       3,589,527
   Deferred income taxes - noncurrent                 416,380         347,264
   Deposits and other assets                           46,345          48,060
                                                   ----------      ----------
      Total assets                                $74,016,717      76,757,780
                                                   ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $1,740,130       2,024,572
   Income taxes payable                                   -           131,068
   Payable to Seafield Capital Corporation             58,625         113,575
   Accrued payroll and benefits                     2,208,139       1,915,457
   Other accrued expenses                             947,416       1,270,337
   Other current liabilities                            9,440          66,138
                                                   ----------      ----------
      Total current liabilities                     4,963,750       5,521,147
Deferred income taxes - noncurrent                    152,480             -
                                                   ----------      ----------
      Total liabilities                             5,116,230       5,521,147
Stockholders' equity:
   Preferred stock, $.01 par value per share;
     1,000,000 shares authorized, none issued             -               -
   Common stock, $.01 par value per share;
     40,000,000 shares authorized, 15,000,000
     shares issued                                    150,000         150,000
   Additional paid-in capital                      13,379,578      13,347,455
   Equity adjustment from foreign currency
     translation                                     (574,234)       (683,383)
   Retained earnings                               78,114,210      80,639,340
                                                   ----------      ----------
                                                   91,069,554      93,453,412
   Less treasury stock of 1,948,075 shares in
     1995 and 1,957,988 shares in 1994             22,169,067      22,216,779
                                                   ----------      ----------
      Total stockholders' equity                   68,900,487      71,236,633
                                                   ----------      ----------
      Total liabilities and stockholders' equity  $74,016,717      76,757,780
                                                   ==========      ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 2




                         LabOne, Inc. and Subsidiary
                     Consolidated Statements of Earnings

                                 Three months ended June 30,    Six months ended June 30,
                                      1995         1994             1995        1994
                                   ----------   ----------       ----------   ----------
Sales                             $14,622,874   15,580,795      $29,312,333   30,847,519
Cost of sales                       7,508,280    7,408,935       15,010,399   14,336,013
                                   ----------   ----------       ----------   ----------
     Gross profit                   7,114,594    8,171,860       14,301,934   16,511,506

Selling, general and
   administrative expenses          5,986,157    5,879,826       12,201,154   11,330,285
                                   ----------   ----------       ----------   ----------
     Earnings from operations       1,128,437    2,292,034        2,100,780    5,181,221

Other income                          500,487      296,263        1,338,729      779,725
                                   ----------   ----------       ----------   ----------
     Earnings before income taxes   1,628,924    2,588,297        3,439,509    5,960,946

Income taxes                          628,415      720,955        1,268,399    2,088,042
                                   ----------   ----------       ----------   ----------
     Net earnings                  $1,000,509    1,867,342       $2,171,110    3,872,904
                                   ==========   ==========       ==========   ==========
Earnings per common share              $0.08         0.14            $0.17         0.29
                                   ==========   ==========       ==========   ==========
Dividends per common share             $0.18         0.18            $0.36         0.36
                                   ==========   ==========       ==========   ==========
Weighted average common
   shares outstanding              13,143,450   13,341,498       13,144,649   13,329,411
                                   ==========   ==========       ==========   ==========










See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                         LabOne, Inc. and Subsidiary
                Consolidated Statement of Stockholders' Equity
                       Six Months Ended June 30, 1995

                                  Additional    Foreign                                 Total
                         Common     paid-in    currency     Retained     Treasury   stockholders'
                         stock      capital   translation   earnings       stock        equity
Balance at
  December 31, 1994    $150,000   13,347,455   (683,383)   80,639,340   (22,216,779)  71,236,633
Net earnings                                                2,171,110                  2,171,110
Cash dividends
   ($0.36 per share)                                       (4,696,240)                (4,696,240)
Stock options
   exercised, net
   (9,913 shares)                     32,123                                 47,712       79,835
Equity adjustment
   from foreign
   currency
   translation                                  109,149                                  109,149
                       --------   ----------   --------    ----------   -----------   ----------
Balance at
    June 30, 1995      $150,000   13,379,578   (574,234)   78,114,210   (22,169,067)  68,900,487
                       ========   ==========   ========    ==========   ===========   ==========

























See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                         LabOne, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows

                                                    Six months ended June 30,
                                                        1995         1994
                                                     ---------     ---------
Cash provided by operations:
   Net earnings                                     $2,171,110     3,872,904
   Adjustments to reconcile net earnings
       to net cash provided by operations:
     Depreciation and amortization                   2,339,006     3,704,103
     Loss (gain) on disposal of equipment              127,525       (88,397)
     Directors' stock compensation                      79,458        77,321
     Provision for deferred taxes                       92,882      (512,323)
   Changes in:
     Accounts receivable                               525,573      (551,162)
     Inventories                                      (386,909)     (204,991)
     Prepaid expenses and other current assets         849,384       149,131
     Accounts payable                                 (284,442)      (86,566)
     Income taxes payable                               (7,538)      (93,125)
     Payable to Seafield Capital Corporation           (54,950)       61,671
     Accrued payroll & benefits                        292,682      (396,592)
     Accrued expenses                                 (322,921)      100,495
     Other current liabilities                         (56,698)       21,906
                                                    ----------    ----------
        Net cash provided by operations              5,364,162     6,054,375
                                                    ----------    ----------
Cash provided by (used for) investment transactions:
   Short-term investments, net                      (4,219,652)   (7,394,699)
   Purchases of investments with
     maturities of more than one year                   (2,000)   (2,114,021)
   Property, plant and equipment, net               (1,256,344)   (1,778,926)
   Other                                                 1,715        13,218
                                                    ----------    ----------
       Net cash used for investment transactions    (5,476,281)  (11,274,428)
                                                    ----------    ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds
     from the exercise of stock options                    377       122,819
   Cash dividends                                   (4,696,240)   (4,667,661)
                                                    ----------    ----------
        Net cash used for financing transactions    (4,695,863)   (4,544,842)
                                                    ----------    ----------
Effect of foreign currency translation                  17,738      (145,888)
                                                    ----------    ----------
        Net decrease in cash and cash equivalents   (4,790,244)   (9,910,783)

Cash and cash equivalents - beginning of period      6,888,806    11,514,400
                                                    ----------    ----------
Cash and cash equivalents - end of period           $2,098,562     1,603,617
                                                    ==========    ==========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Income Taxes                                  $1,368,775     2,995,146
                                                    ==========    ==========

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                         LabOne, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                           June 30, 1995 and 1994


The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiary Head Office Reference Laboratory Limited (a Canadian corporation). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at June 30, 1995, and December 31, 1994, and the results of its operations and cash flows for the periods ended June 30, 1995 and 1994. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------
Selected financial data:
                          Three months ended June 30,              Six months ended June 30,
                        1995          1994    %Decrease         1995        1994      %Decrease
                     ----------    ----------  --------      ----------    ----------  --------
Sales               $14,622,874    15,580,795     6%        $29,312,333    30,847,519     5%
Net earnings          1,000,509     1,867,342    46%          2,171,110     3,872,904    44%
Earnings per
   common share         $0.08          0.14                     $0.17        0.29
Cash dividends
   per common share     $0.18          0.18                     $0.36        0.36

The Company provides risk appraisal, clinical and substance-abuse laboratory testing services to insurance companies, physicians and employers.

LabOne provides risk appraisal laboratory testing services to the insurance industries in the United States and Canada. The tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on individual life insurance policy applicants. The Company also provides testing services on individual and group medical and disability policy applicants.

LabOne's clinical laboratory testing services are provided to the health care industry to aid in the diagnosis and treatment of patients. The Company has entered into contracts with several professional organizations to serve as LabOne approved service centers for the collection of specimens for testing. LabOne plans to continue to increase the number of these sites beyond the base of over 200 sites in more than 30 metropolitan areas. Additionally, the Company maintains its own courier fleet or coordinates the retrieval of specimens for transport to the laboratory.

LabOne is certified by the Substance Abuse and Mental Health Services Administration (SAMHSA) to perform substance-abuse testing services for federally regulated employers. The Company markets substance-abuse testing services throughout the country to both regulated and nonregulated employers. The Company's 24 to 48 hour turnaround and multiple testing options help clients reduce down time for affected employees and meet mandated drug screening guidelines.

In July 1995, LabOne announced that it and PCS Health Systems had signed an agreement with The Guardian Life Insurance Company of America (The Guardian) to provide the Lab Card laboratory benefit management (LBM) program to certain Guardian plan holders. Initially, laboratory testing services will be offered in Northern California, involving more than 30,000 covered lives. It is anticipated that services under this agreement will begin during the third quarter of 1995. Subsequent to service in Northern California, LabOne anticipates that its services may be offered to The Guardian's customer base throughout the nation. The Guardian provides health coverage to over 1,500,000 people in the United States.

Beginning the third quarter 1995, the Lab Card Program will be offered nationwide through an active sales and marketing effort to insurance carriers, as well as to self-insured and partially-insured companies and other organizations. Through its LBM program, LabOne has developed Lab Card to reduce the total cost of outpatient laboratory testing by as much as 50 percent. By using Lab Card, patients incur no out-of-pocket expenses for outpatient lab work, and their employers save substantially against their current lab expenditures. The Lab Card Program does not have the incidental administrative costs associated with many benefit programs and is offered as an optional benefit used at the discretion of the individual patient. Agreements signed as of July 1, 1995, including The Guardian, bring the total of lives covered under the Lab Card Program to more than 225,000.


SECOND QUARTER ANALYSIS

Revenue in the second quarter 1995 was $14.6 million as compared to $15.6 million in the same period last year. The decrease of $1.0 million (6%) can be attributed primarily to a decrease in insurance laboratory revenue of $1.9 million, partially offset by an increase in clinical and substance-abuse laboratory testing (SAT) revenues of $1.0 million. The total number of applicants tested in the second quarter 1995 decreased by 9% as compared to the same quarter last year primarily due to a national decline in the number of life insurance policies written. Average revenue per insurance applicant declined 7% during the second quarter 1995 as compared to the second quarter 1994 due to continued competitive pressures.

Cost of sales increased $0.1 million (1%) in the second quarter 1995 as compared to the second quarter 1994. This increase is due primarily to increases in payroll, rent expense, clinical kit supplies and outside lab services, all related to the clinical expansion. These were partially offset by a decrease Canadian expenses, depreciation expense and net postage. The Company consolidated its Canadian laboratory testing with the Lenexa, Kansas facility during the third quarter 1994, resulting in a decrease in costs of sales. Clinical and SAT cost of sales expenditures during the second quarter 1995 were $2.0 million.

Selling, general and administrative expenses increased $0.1 million (2%) in the second quarter 1995 as compared to the prior year due primarily to increases in commission expense, consulting, travel and entertainment expenses and bad debt accruals. These were partially offset by decreases in depreciation and payroll taxes and benefits expense. Clinical and SAT overhead expenditures during the second quarter 1995 were $1.0 million.

Nonoperating income increased $0.2 million due to an increase in investment income.

The effective income tax rate for the second quarter 1995 was 38.6% as compared to 27.9% during the same quarter in 1994. During the second quarter 1994, the tax rate was impacted by a tax adjustment of $0.2 million related to the closure and liquidation of the HORL (UK) operations.

The combined effect of the above factors resulted in net earnings of $1.0 million or $0.08 per share in the second quarter 1995 as compared to $1.9 million or $0.14 per share in the same period last year.

YEAR TO DATE ANALYSIS

Total revenue in the first six months of 1994 was $29.3 million as compared to $30.8 million in the same period last year. The decrease of $1.5 million or 5% can be attributed primarily to a 7% decrease in the total number of applicants tested in the six month period and a 5% decrease in the average revenue per applicant. These decreases were partially offset by increases in clinical and substance-abuse testing revenue.

Cost of sales increased $0.7 million (5%) year to date as compared to the prior year. This increase is due primarily to increases in payroll, rent expense, laboratory supplies and outside lab services, all related to the clinical expansion. These were partially offset by a decrease in Canadian expenses, depreciation expense and net postage expense. Clinical and SAT cost of sales expenditures for the year were $4.1 million.

Selling, general and administrative expenses increased $0.9 million (8%) in the six month period ended June 30, 1995, as compared to the prior year due to increases in commission expense, payroll, consulting and travel and entertainment expenses. These were partially offset by decreases in depreciation and repairs and maintenance expense. Clinical and SAT overhead expenditures during the six month period were $2.0 million.

The effective income tax rate increased from $35.0% during the first six months of 1994 to 36.9% during the same period in 1995. The prior year was impacted by a tax adjustment related to the closure and liquidation of the HORL (UK) operations.

The combined effect of the above factors resulted in net earnings of $2.2 million or $0.17 per share in the six month period ended June 30, 1995, as compared to $3.9 million or $0.29 per share in the same period last year.


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position decreased by $1.1 million to $47.5 million at June 30, 1995, from $48.6 million at December 31, 1994. This decrease is primarily due to dividends paid and capital additions exceeding cash provided by operations. The dividend paid during the second quarter 1995 was $2.3 million or $0.18 per share.

Net additions to property, plant and equipment were $0.6 million in the second quarter 1995 as compared to $1.1 million in 1994. There were no treasury stock purchases in the second quarter, however 2,477 shares of treasury stock were issued for exercised options, and 5,576 shares were issued for directors' stock compensation. The total number of shares held in treasury at June 30, 1995, was approximately 1.9 million at a total cost of $22.2 million or $11.38 per share.

In May 1995, LabOne's Board of Directors declared the second quarter 1995 dividend of $0.18 per common share. This dividend was paid on June 2, 1995, to stockholders of record as of May 21, 1995. The Board will review the dividend payment policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

The Company had no borrowings in the second quarter 1995. At June 30, 1995, LabOne had a total unsecured line of credit of $1.0 million that may be used for general corporate purposes, of which the full amount is currently available. The Company expects to fund operations, capital additions and future dividend payments from a combination of cash reserves, cash flow from operations and short-term borrowings. At June 30, 1995, LabOne had total cash and investments of $41.0 million as compared to $41.5 million at December 31, 1994.


                         PART II.  OTHER INFORMATION

Item 4. -  Submission of Matters to a Vote of Security Holders.

     (a)  The annual stockholders' meeting was held on May 11, 1995.

     (c)  Brief description of each matter voted:

     (1) Election of directors. For Messrs. Brewer, Jacobs, Patterson, Rifkind, Sadler, Schweiker, Seward, Walker and Wright, there were 12,419,057 shares voted in favor thereof and 220,827 shares withheld. For Messrs. Balzer and Hood, there were 12,417,414 shares voted in favor thereof and 222,470 shares withheld. For Mr. W. Thomas Grant, there were 12,419,049 shares voted in favor thereof and 220,835 shares withheld, and for Mr. William D. Grant, there were 12,418,857 shares voted in favor thereof and 221,027 shares withheld. (There were 0 abstentions and 0 broker nonvotes for all directors.)

     (2) Election to approve an increase in the maximum number of shares which may be issued under the corporation's Long-Term Incentive Plan. Of the shares voted, 11,619,376 were voted in favor thereof and 495,234 were opposed. There were 12,174 abstentions and 513,100 broker nonvotes.

     (3) Election to ratify the appointment of KPMG Peat Marwick LLP as independent certified public accountants of the corporation and its subsidiaries for the present fiscal year. Of the 12,639,883 shares voted, 12,626,313 were voted in favor thereof and 6,385 were opposed. There were 7,185 abstentions and 0 broker nonvotes.

Item 6. -  Exhibits and Reports on Form 8-K

   (a)   Exhibits

27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this second quarter 1995 Form 10-Q.

   (b)   Reports on Form 8-K

     A Form 8-K current report dated May 17, 1995, was filed with the commission reporting under Other Events that Robert D. Thompson, Executive V.P. Finance, CFO and Treasurer was appointed to fill a vacancy in the LabOne Board of Directors.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LabOne, Inc.


      Date:  August 10, 1995           By  /s/ Kurt E. Gruenbacher
                                          ---------------------------
                                               Kurt E. Gruenbacher
                                               V.P. Finance and CAO



      Date:  August 10, 1995           By  /s/ Robert D. Thompson
                                          ---------------------------
                                               Robert D. Thompson
                                               Executive V.P. Finance,
                                               CFO and Treasurer