Form 10-Q
period 1995-09-30
LABONE INC
filed 1995-11-14
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For quarterly period ended   September 30, 1995

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

                               (913) 888-8397
                      --------------------------------
             (Registrant's telephone number, including area code)

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

Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of November 1, 1995 - 13,053,934 net of 1,946,066 shares held as treasury stock.



                                Page 1 of 11

                        PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                         LabOne, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                                  September 30,   December 31,
                                                       1995           1994
ASSETS                                              ---------       ---------
Current assets:
   Cash and cash equivalents                       $3,191,301       6,888,806
   Short-term investments                          35,806,334      34,106,026
   Accounts receivable - trade, net of allowance
     for doubtful accounts of $199,975 in 1995
     and $81,426 in 1994                            8,270,443       8,636,610
   Inventories                                      1,387,045         787,339
   Prepaid expenses and other current assets        2,170,706       3,007,526
   Deferred income taxes                              654,246         654,246
                                                   ----------      ----------
      Total current assets                         51,480,075      54,080,553
Investments with maturities of more than one
   year, at cost                                      508,978         508,590
Property, plant and equipment                      52,846,614      52,498,807
   Less accumulated depreciation                   35,765,339      34,315,021
                                                   ----------      ----------
      Net property, plant and equipment            17,081,275      18,183,786
Other assets:
   Intangible assets, net of accumulated
     amortization                                   3,030,575       3,589,527
   Deferred income taxes - noncurrent                 234,728         347,264
   Deposits and other assets                           48,915          48,060
                                                   ----------      ----------
      Total assets                                $72,384,546      76,757,780
                                                   ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $2,147,662       2,024,572
   Income taxes payable                                36,572         131,068
   Payable to Seafield Capital Corporation             85,938         113,575
   Accrued payroll and benefits                     1,707,818       1,915,457
   Other accrued expenses                           1,413,060       1,270,337
   Other current liabilities                           48,421          66,138
                                                   ----------      ----------
      Total liabilities                             5,439,471       5,521,147

Stockholders' equity:
   Preferred stock, $.01 par value per share;
     1,000,000 shares authorized, none issued             -               -
   Common stock, $.01 par value per share;
     40,000,000 shares authorized, 15,000,000
     shares issued                                    150,000         150,000
   Additional paid-in capital                      13,379,906      13,347,455
   Equity adjustment from foreign currency
     translation                                     (457,189)       (683,383)
   Retained earnings                               76,034,971      80,639,340
                                                   ----------      ----------
                                                   89,107,688      93,453,412
   Less treasury stock of 1,946,800 shares in
     1995 and 1,957,988 shares in 1994             22,162,613      22,216,779
                                                   ----------      ----------
      Total stockholders' equity                   66,945,075      71,236,633
                                                   ----------      ----------
      Total liabilities and stockholders' equity  $72,384,546      76,757,780
                                                   ==========      ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 2




                         LabOne, Inc. and Subsidiary
                     Consolidated Statements of Earnings

                            Three months ended September 30,    Nine months ended September 30,
                                      1995         1994             1995        1994
                                   ----------   ----------       ----------   ----------
Sales                             $13,655,673   14,466,613      $42,968,006   45,314,131
Cost of sales                       7,438,625    6,922,770       22,449,025   21,258,783
                                   ----------   ----------       ----------   ----------
     Gross profit                   6,217,048    7,543,843       20,518,981   24,055,348

Selling, general and
   administrative expenses          6,349,637    7,649,615       18,550,791   18,979,900
                                   ----------   ----------       ----------   ----------
     Earnings from operations        (132,589)    (105,772)       1,968,190    5,075,448

Other income                          535,898      268,040        1,874,628    1,047,765
                                   ----------   ----------       ----------   ----------
     Earnings before income taxes     403,309      162,268        3,842,818    6,123,213

Income taxes                          132,972     (119,054)       1,401,371    1,968,987
                                   ----------   ----------       ----------   ----------
     Net earnings                    $270,337      281,322       $2,441,447    4,154,226
                                   ==========   ==========       ==========   ==========
Earnings per common share              $0.02         0.02            $0.19         0.31
                                   ==========   ==========       ==========   ==========
Dividends per common share             $0.18         0.18            $0.54         0.54
                                   ==========   ==========       ==========   ==========
Weighted average common
   shares outstanding              13,127,134   13,272,618       13,138,811   13,307,952
                                   ==========   ==========       ==========   ==========










See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                                 Page 3






                         LabOne, Inc. and Subsidiary
                Consolidated Statement of Stockholders' Equity
                       Nine Months Ended September 30, 1995

                                  Additional    Foreign                                 Total
                         Common     paid-in    currency     Retained     Treasury   stockholders'
                         stock      capital   translation   earnings       stock        equity
Balance at
  December 31, 1994    $150,000   13,347,455   (683,383)   80,639,340   (22,216,779)  71,236,633
Net earnings                                                2,441,447                  2,441,447
Cash dividends
   ($0.54 per share)                                       (7,045,816)                (7,045,816)
Stock options
   exercised, net
   (11,188 shares)                    32,451                                 54,166       86,617
Equity adjustment
   from foreign
   currency
   translation                                  226,194                                  226,194
                       --------   ----------   --------    ----------   -----------   ----------
Balance at
 September 30, 1995    $150,000   13,379,906   (457,189)   76,034,971   (22,162,613)  66,945,075
                       ========   ==========   ========    ==========   ===========   ==========
























See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                                    Page 4


                         LabOne, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                                               Nine months ended September 30,
                                                        1995         1994
Cash provided by operations:
   Net earnings                                     $2,441,447     4,154,226
   Adjustments to reconcile net earnings
       to net cash provided by operations:
     Depreciation and amortization                   3,352,095     5,275,318
     Loss (gain) on disposal of equipment              160,708       (73,930)
     Directors' stock compensation                      79,458        77,321
     Provision for deferred taxes                      131,396      (991,306)
     Change in short term trading portfolio, net    (3,137,090)  (10,575,868)
   Changes in:
     Accounts receivable                               521,451       415,403
     Inventories                                      (599,706)     (227,705)
     Prepaid expenses and other current assets         245,373       524,199
     Accounts payable                                  123,090      (699,326)
     Income taxes payable                              341,667    (1,197,663)
     Payable to Seafield Capital Corporation           (27,637)       90,604
     Accrued payroll and benefits                     (207,639)     (790,147)
     Accrued expenses                                  142,723     1,767,505
     Other current liabilities                         (17,717)       34,261
                                                    ----------    ----------
        Net cash provided by (used for) operations   3,549,619    (2,217,108)
                                                    ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments with
     maturities of less than one year              (47,408,230)  (71,621,903)
   Proceeds from maturities of investments with
     maturities of less than one year               49,151,011    75,753,637
   Purchases of investments with
     maturities of more than one year                   (2,000)   (2,114,019)
   Proceeds from maturities of investments with
     maturities of more than one year                     -        1,300,000
   Property, plant and equipment, net               (1,980,981)   (2,574,866)
   Other                                                  (855)       14,056
       Net cash provided by (used for)              ----------    ----------
             investment transactions                  (241,055)      756,905
                                                    ----------    ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds
     from the exercise of stock options                  7,158       324,447
   Cash dividends                                   (7,045,816)   (7,005,428)
                                                    ----------    ----------
        Net cash used for financing transactions    (7,038,658)   (6,680,981)
                                                    ----------    ----------
Effect of foreign currency translation                  32,589       (16,598)
                                                    ----------    ----------
        Net decrease in cash and cash equivalents   (3,697,505)   (8,157,782)
Cash and cash equivalents - beginning of period      6,888,806    11,514,400
                                                    ----------    ----------
Cash and cash equivalents - end of period           $3,191,301     3,356,618
                                                    ==========    ==========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:  Income Taxes       $1,392,576     3,363,959
                                                    ==========    ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 5


                         LabOne, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                           September 30, 1995 and 1994


The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiary Head Office Reference Laboratory Limited (a Canadian corporation). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position at September 30, 1995, and December 31, 1994, and the results of its operations and cash flows for the periods ended September 30, 1995 and 1994. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------
Selected financial data:
                        Three months ended September 30,        Nine months ended September 30,
                        1995          1994    %Decrease         1995        1994      %Decrease
                     ----------    ----------  --------      ----------    ----------  --------
Sales               $13,655,673    14,466,613     6%        $42,968,006    45,314,131     5%
Net earnings            270,337       281,322     4%          2,441,447     4,154,226    41%
Earnings per
   common share         $0.02          0.02                     $0.19        0.31
Cash dividends
   per common share     $0.18          0.18                     $0.54        0.54

The Company provides risk appraisal, clinical and substance-abuse laboratory services to insurance companies, physicians and employers.

LabOne provides risk appraisal laboratory services to the insurance industries in the United States and Canada. The tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on individual life insurance policy applicants. The Company also provides testing services on individual and group medical and disability policy applicants. LabOne currently serves over half this market, with Osborn Laboratories, Inc., Clinical Reference Laboratory and GIB Laboratories maintaining a majority of the remaining market.

LabOne has offered clinical laboratory services to the health care industry since May 1994 to aid in the diagnosis and treatment of patients. The Company has entered into contracts with several professional organizations nationwide to serve as LabOne approved service centers for the collection of specimens for testing. LabOne became accredited in June 1994 by the Substance Abuse and Mental Health Services Administration (SAMHSA) to perform substance-abuse testing (SAT) services for federally regulated employers. The Company markets SAT services throughout the country to both regulated and nonregulated employers.

Through its laboratory benefit management (LBM) program, LabOne has developed Lab Card(TM) to reduce the total cost of outpatient laboratory testing by as much as 50 percent. By using Lab Card, patients incur no out-of-pocket expenses for outpatient lab work, and their employers save substantially against their current lab expenditures. The Lab Card Program is being marketed to insurance carriers, as well as to self-insured and partially-insured companies and other organizations.

The insurance testing division continues to work with client companies to develop the OraSure(R) saliva testing product to accommodate the needs of the insurance industry. As insurers work through the regulatory requirements for saliva-based testing, the potential for expansion in this area exists.

THIRD QUARTER ANALYSIS

Revenue in the third quarter 1995 was $13.7 million as compared to $14.5 million in the same period last year. The decrease of $0.8 million (6%) can be attributed primarily to decreases in insurance laboratory revenue of $1.8 million and insurance kit revenue of $0.2 million. This decrease was partially offset by an increase in clinical and substance-abuse laboratory testing revenues of $1.2 million. The total number of insurance applicants tested in the third quarter 1995 decreased by 10% as compared to the same quarter last year, primarily due to a national decline in the number of life insurance policies written and a slight decline in market share.

Average revenue per insurance applicant declined 6% during the third quarter 1995 as compared to the same quarter last year. At the end of 1994, LabOne initiated a price stabilization plan. The purpose of this plan was to increase prices based on the emphasis of LabOne's quick turn-around time and quality of testing. The initial result of this action was a slight increase in the average revenue per applicant, however prices have subsequently declined due to continued competitive pressures.

In September 1995, LabOne reduced staff by 7%. This work force reduction was considered a necessary element in the Company's efforts to improve the cost structure of its insurance testing operations and meet clients' requirements for lower cost, high quality laboratory services. Additionally, the Company closed several LabOne Service Center (LSC) locations to improve the flexibility of the Company's specimen collection operations. The total cost of these actions was a $0.5 million charge to third quarter earnings from operations.

Cost of sales increased $0.5 million (7%) in the third quarter 1995 as compared to the third quarter 1994. This increase includes the LSC lease write-off for closed locations. Payroll and outside lab services also increased; however, they were partially offset by a reduction in depreciation expense and royalty fees. Clinical and SAT cost of sales expenses during the third quarter 1995 were $2.2 million, as compared to $0.6 million in the same quarter 1994.

Gross profit declined 18% from $7.5 million in the third quarter 1994 to $6.2 million in 1995. This decline of $1.3 million is primarily attributable to the reduction in total revenue of $0.8 million and the increase expenses associated with the clinical expansion.

Selling, general and administrative expenses decreased $1.3 million (17%) in the third quarter 1995 as compared to the prior year, due primarily to prior year expenses related to the closing of the Canadian laboratory. The Company consolidated its Canadian laboratory testing with the Kansas operations during the third quarter 1994 which resulted in a restructuring charge of $1.6 million. Other variances include increases in third party billing expenses and bad debt accruals due to the increase in clinical and SAT revenue, which were partially offset by a decrease in depreciation expense. Clinical and SAT overhead expenses during the third quarter 1995 were $1.2 million, as compared to $0.8 million in the third quarter 1994.

Nonoperating income increased $0.3 million due to an increase in investment income and a decrease in other nonoperating expenses.

The effective income tax rate for the third quarter 1995 was 33.0% which was reduced as a result of certain tax adjustments. During 1994, the tax rate was impacted by certain tax adjustments resulting in a tax benefit of $119,000 for the quarter.

The combined effect of the above factors resulted in net earnings of $0.3 million or $0.02 per share in the third quarter 1995 as compared to $0.3 million or $0.02 per share in the same period last year.

YEAR TO DATE ANALYSIS

Total revenue in the first nine months of 1995 was $43.0 million as compared to $45.3 million in the same period last year. The decrease of $2.3 million or 5% can be attributed primarily to an 8% decrease in the total number of insurance applicants tested in the nine month period and a 5% decrease in the average revenue per applicant. These decreases were partially offset by an increase in clinical and substance-abuse testing revenue of $2.9 million.

Cost of sales increased $1.2 million (6%) year to date as compared to the prior year. This increase is due primarily to increases in payroll, rent expense and outside lab services, all related to the clinical expansion. These were partially offset by decreases in Canadian expenses, depreciation expense and net postage. Clinical and SAT cost of sales expenses for the nine month period were $6.3 million.

Gross profit declined 15% from $24.1 million in 1994 to $20.5 million in 1995. This decline of $3.6 million is primarily attributable to the reduction in total revenue of $2.3 million and the additional expenses associated with the clinical expansion.

Selling, general and administrative expenses decreased $0.4 million (2%) in the nine month period ended September 30, 1995, as compared to the prior year primarily due to the closure of the Canadian laboratory in 1994. Additional declines included depreciation and maintenance expense. These were partially offset by increases in commission expense, payroll, bad debt accruals and travel and entertainment expenses. Clinical and SAT overhead expenses during the nine month period were $3.2 million.

The effective income tax rate increased from $32.2% during the first nine months of 1994 to 36.5% during the same period in 1995. The prior year was impacted by tax adjustments related to the closure and liquidation of the HORL (UK) operations and certain U. S. tax adjustments.

The combined effect of the above factors resulted in net earnings of $2.4 million or $0.19 per share in the nine month period ended September 30, 1995, as compared to $4.2 million or $0.31 per share in the same period last year.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position decreased by $2.6 million to $46.0 million at September 30, 1995, from $48.6 million at December 31, 1994. This decrease is primarily due to dividends paid and capital additions exceeding cash provided by operations. The dividend paid during the third quarter 1995 was $2.3 million or $0.18 per share.

Net cash provided by operations increased from a deficit of $2.2 million for the nine months ended September 30, 1994 to a surplus of $3.5 million for the same period in 1995. This increase of $5.7 million is primarily attributable to the net change in short term trading portfolio.

Net additions to property, plant and equipment were $0.7 million in the third quarter 1995 as compared to $0.8 million in 1994. There were no treasury stock purchases in the third quarter, however 1,275 shares of treasury stock were issued for exercised options. The total number of shares held in treasury at September 30, 1995, was approximately 1.9 million at a total cost of $22.2 million or $11.38 per share.

In August 1995, LabOne's Board of Directors declared a third quarter 1995 dividend of $0.18 per common share. This dividend was paid on September 1, 1995, to stockholders of record as of August 15, 1995. The Board reviews the dividend payment policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

The Company had no borrowings in the third quarter 1995. At September 30, 1995, LabOne had a total unsecured line of credit at prime rate of $1.0 million that may be used for general corporate purposes. The Company expects to fund operations, capital additions and future dividend payments from a combination of cash reserves and cash flow from operations. At September 30, 1995, LabOne had total cash and investments of $39.5 million as compared to $41.5 million at December 31, 1994.


                         PART II.  OTHER INFORMATION


Item 6. -  Exhibits and Reports on Form 8-K

   (a)   Exhibits

27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this third quarter 1995 Form 10-Q.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LabOne, Inc.


      Date:  November 13, 1995         By  /s/ Kurt E. Gruenbacher
                                          ---------------------------
                                               Kurt E. Gruenbacher
                                               V.P. Finance and CAO



      Date:  November 13, 1995         By  /s/ Robert D. Thompson
                                          ---------------------------
                                               Robert D. Thompson
                                               Executive V.P. Finance,
                                               CFO and Treasurer