Form 10-K
period 1995-12-31
LABONE INC
filed 1996-03-21
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended - December 31, 1995

                        Commission file number 0-15975
                                               -------
                                 LabOne, Inc.
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

            Delaware                                      48-0952323
   ---------------------------                          ---------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)

        10310 West 84th Terrace
           Lenexa, Kansas                                      66214
 --------------------------------------                       --------
(Address of principal executive offices)                     (ZIP Code)

      Registrant's telephone number, including area code:    913-888-1770

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
                        Common stock, $0.01 par value
                        -----------------------------
                              (Title of Class)
    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes /X/     No / /
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   / /
    Approximate aggregate market value of voting stock held by non-affiliates of Registrant: $33,892,000 (based on closing price as of March 1, 1996, of $14.88). The non-inclusion of shares held by directors, officers and beneficial owners of more than 5% of the outstanding stock shall not be deemed to constitute an admission that such persons are affiliates of the Registrant within the meaning of the Securities and Exchange Act of 1934.
    Number of shares outstanding of the only class of Registrant's common stock as of March 1, 1996: $0.01 par value common - 13,055,471 shares net of 1,944,529 shares held as treasury stock.
                    DOCUMENTS INCORPORATED BY REFERENCE:
    The information included under the captions entitled "Information Concerning Nominees for Election as Directors," "Security Ownership of Management," "Security Ownership of Certain Beneficial Owners," and "Executive Compensation," in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 9, 1996, is incorporated into Part III of this Annual Report on Form 10-K.
The exhibit list for this Form 10-K begins on page 16.
                                 Page 1 of 70

                                    PART I
                                    ------
ITEM 1.  BUSINESS

General
-------
LabOne, Inc., a Delaware corporation, was established in 1972 to provide laboratory services for the insurance industry. LabOne, Inc., together with its wholly-owned subsidiaries Lab One Canada Inc. (formerly Head Office Reference Laboratory Limited) and HORL (UK) Limited (hereinafter collectively referred to as either LabOne or the Company), is the largest provider of such services in the United States and Canada. (See Note 7 of Notes to Consolidated Financial Statements for financial information regarding foreign operations.) In 1994, the company expanded its testing offerings to include the healthcare market. The Company provides high-quality laboratory services to insurance companies, physicians and employers nationwide.

LabOne provides risk-appraisal laboratory services to the insurance industry. The tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants. The Company also provides testing services on specimens of individuals applying for individual and group medical and disability policies.

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare--insurance companies and self-insured groups. The Company does this through Lab Card(TM), a Laboratory Benefits Management (LBM) program.

The Lab Card Program provides laboratory testing at a reduced rate as compared to traditional laboratories. It uses a unique benefit design that shares the cost savings with the patient, creating an incentive for the patient to help direct laboratory work to LabOne. Under the Program, the patient incurs no out-of-pocket expense when the Lab Card is used, and the insurance company or self-insured group receives substantial savings on its laboratory charges.

LabOne is certified by the Substance Abuse and Mental Health Services Administration (SAMHSA) to perform substance abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and nonregulated employers. The Company's rapid turnaround and multiple testing options help clients reduce downtime for affected employees and meet mandated drug screening guidelines.

Services Provided by the Company
--------------------------------
Insurance Applicant Testing:

In order to establish the appropriate level of premium payments or to determine whether to issue a policy, an insurance company requires objective means of evaluating the insurance risk posed by policy applicants. Because decisions of this type are based on statistical probabilities of mortality and



                                      2
morbidity, an insurance company generally requires quantitative data reflecting the applicant's general health. Standardized laboratory testing, tailored to the needs of the insurance industry and reported in a uniform format, provides an insurance company with an efficient means of evaluating the mortality and morbidity risks posed by policy applicants. The use of standardized urinalysis and blood testing has proven a cost-effective alternative to individualized physician examinations, which utilize varying testing procedures and reports.

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

Insurance specimens are normally collected from individual insurance applicants by independent paramedical personnel using LabOne's custom-designed collection kits and containers. These kits and containers are delivered to LabOne's laboratory via overnight delivery services or mail, coded for identification and processed according to each client's specifications. Results are generally transmitted to the insurance company's underwriting department that same evening.

Patient Testing:

The Company began offering laboratory testing services to the healthcare industry in May 1994. Clinical laboratory tests are generally requested by physicians and other healthcare providers to diagnose and monitor diseases and other medical conditions through the detection of substances in blood and other specimens. Laboratory testing is generally categorized as either clinical testing, which is performed on bodily fluids including blood and urine, or anatomical pathology testing, which is performed on tissue. Clinical and anatomical pathology tests are frequently performed as part of regular physical examinations and hospital admissions in connection with the diagnosis and treatment of illnesses. The most frequently requested tests include blood chemistry analyses, blood cholesterol level tests, urinalyses, blood cell counts, PAP smears and AIDS-related tests.







                                      3

Clinical specimens are collected at the physician's office or other specified sites. The Company's couriers pick up the specimens and deliver them to local airports for express transport to the Kansas laboratory. Specimens are coded for identification and processed. The Company's testing menu includes the majority of tests requested by its clients. Tests not performed in-house are sent to reference laboratories for testing, and results are entered into the Company's computer system along with all other completed results.

In 1994, LabOne signed an agreement with PCS Health Systems (PCS), a subsidiary of Eli Lilly, to market an integrated and fully managed system of laboratory testing and administrative services to payers of laboratory services throughout the United States. The result of this agreement is a program called Lab Card, which offers both payers and the covered population substantial cost savings on high-quality laboratory testing services. Lab Card utilizes PCS's point-of-service, real-time eligibility verification system. The testing is performed at LabOne's centralized laboratory facility in Kansas.

Substance Abuse Testing:

LabOne has provided quality laboratory testing services to the insurance industry for 24 years. Certification by SAMHSA in 1994 enables the Company to offer substance abuse testing services to federally regulated industries.

Specimens for substance abuse testing are typically collected by independent agencies who use LabOne's forms and collection supplies. Specimens are sealed with bar-coded, tamper-evident seals and shipped overnight to the Company. Automated systems monitor the specimens throughout the screening and confirmation process. Negative results are available immediately after testing is completed. Initial positive specimens are verified by the gas chromatography/mass spectrometry method, and results are generally available within 24 hours. Results are transmitted electronically to the client's secured computer, printer or fax machine.

The following table summarizes the Company's revenues from services provided to the insurance and healthcare (clinical and substance abuse testing) markets (dollars in thousands):

                                   Year ended December 31,
                             1995             1994             1993
                          -----------      -----------      -----------

Insurance               $ 52,544  92%    $ 60,260  99%    $ 69,378 100%
Healthcare                 4,485   8%         466   1%          -    0%
                          ------           ------           ------
   Total                $ 57,029         $ 60,726         $ 69,378
                          ======           ======           ======


Operations
----------
The Company's operations are designed to facilitate the testing of a large number of specimens and to report the results to our clients, generally within 24 hours of receipt of specimens.




                                      4

The Company has internally developed, custom-designed laboratory and business processing systems. These systems enable each client company to customize its own testing and reflex requirements by several parameters to satisfy its particular needs. It is a centralized network system that provides an automated link between LabOne's testing equipment, data processing equipment and the clients' computer systems. This system offers LabOne's clients the ability to customize their testing activities to best meet their needs.

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

The Company considers the confidentiality of its test results to be of primary importance and has established procedures to ensure confidentiality of test results.

Substantially all of the reagents and materials used by the Company in conducting its testing are commercially purchased and are readily available from multiple sources.

Regulatory Affairs/Quality Improvement
--------------------------------------
The objective of the regulatory affairs/quality improvement department is to ensure that accurate and reliable test results are released to our clients. This is accomplished by incorporating both internal and external quality assurance programs in each area of the laboratory. In addition, our quality assurance specialists share the responsibility with all LabOne employees of an ongoing commitment to quality and safety in all laboratory operations. Internal quality and education programs are designed to identify opportunities for improvement in laboratory services and to meet all required safety training and education issues. These programs help ensure the reliability and confidentiality of test results.

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





                                      5
LabOne is accredited by the College of American Pathologists and is licensed under the Clinical Laboratory Improvement Amendments (CLIA) of 1988. LabOne has additional licenses for HIV and substance abuse testing from the state of Kansas and all other states where such licenses are required. LabOne is certified by SAMHSA to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations.

Technology Development
----------------------
The technology development department evaluates new commercially available tests and technologies or develops new assays and compares them to competing products in order to select the most accurate laboratory procedures. Total technology development expenditures are not considered significant to the Company as a whole.

Sales and Marketing
-------------------
LabOne's client base currently consists primarily of insurance companies in the United States and Canada. The Company believes that its ability to provide prompt and accurate results on a cost-effective basis and its responsiveness to customer needs have been important factors in servicing existing business.

All of the sales representatives for the insurance market have significant business experience in the insurance industry or clinical laboratory-related fields. These representatives call on major clients several times each year, usually meeting with a medical director or vice president of underwriting. An important part of the Company's marketing effort is directed toward providing its existing clients and prospects with information pertaining to the actuarial benefits of, and trends in, laboratory testing. The Company's sales representatives and its senior management also attend underwriters' and medical directors' meetings sponsored by the insurance industry.

The sales representatives for the clinical industry are experienced in this market and currently work in the geographic areas which they represent. Marketing efforts are directed at insurance carriers, as well as self-insured companies and other organizations nationwide.

Substance abuse marketing efforts are primarily directed at Fortune 1000 companies, occupational health clinics and third party administrators. The Company's strategy is to offer quality service at competitive prices.
The sales force focuses on the ability of LabOne to offer multiple reporting methods, next flight out options, dedicated client service representatives and reporting of negative results before 8:00 A.M.

Legislation and Regulation
--------------------------
In the past, legislation was introduced in several states that, if enacted, may restrict or ban all AIDS-related testing for insurance purposes in those states. The introduction of legislation to restrict or ban all AIDS-related testing does not ensure its passage into law. There can be no assurance, however, that such legislation will not be enacted in the future.

A few states have enacted legislation or regulations which have had the effect of reducing or eliminating the volume of laboratory tests requested by medical insurers in those states. It is likely that the trend will continue as more states enact legislation relating to healthcare and medical insurance.


                                      6
The Food and Drug Administration (FDA) may exert broader regulatory control over LabOne's business and all testing laboratories. The areas of possible increased control that could impact LabOne's business include (1) whether FDA premarket notification or clearance may be required for LabOne's continued commercial distribution and use of a blood and urine specimen collection kit, and (2) a draft FDA compliance policy guide stating that certain products routinely used by laboratories may require FDA approval or clearance.

Competition
-----------

The Company believes that the insurance laboratory testing market is approximately a $100 million industry. LabOne currently controls over half the market, with three other main competitors, Osborn Laboratories, Inc., Clinical Reference Laboratory and GIB Laboratories, maintaining a majority of the remaining market. The insurance laboratory testing industry continues to be increasingly competitive. The primary focus of the competition has been on pricing. This continued competition has resulted in a decrease in LabOne's average price per test. It is anticipated that prices will continue to decline in 1996.

Although competition has dramatically increased in the past few years, LabOne has maintained its position as the market leader. The Company believes its leading position in the insurance laboratory testing market is due in part to its focused commitment of resources to the life and health insurance industry. LabOne has continued to maintain its market leadership through the client relationships that it has developed over its 24-year history, its reputation for providing quality products and services at competitive prices, and its battery of tests which are tailored specifically to an insurance company's needs.

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

LabOne's business plan is to be the premier low-cost provider of high-quality laboratory services to self-insured employers and insurance companies in the healthcare market. The Company feels that its superior quality and centralized, low-cost operating structure enable it to compete effectively in this market.

LabOne competes in the substance abuse testing market nationwide. The Company's major competitors are the three major clinical chains, LabCorp, Corning Clinical Laboratories and Smith Kline Beecham Laboratories, who collectively constitute approximately two-thirds of the substance abuse testing market.

Foreign Markets
---------------

In 1977, LabOne opened Head Office Reference Laboratory Limited, a subsidiary, in Toronto, Canada. During 1994, LabOne consolidated all Canadian laboratory testing into the Kansas laboratory. In 1995, the name was changed to Lab One Canada Inc., which continues to market insurance testing services to Canadian clients, with laboratory testing performed in the United States.

                                      7

The following table summarizes the revenue, profit and assets applicable to the Company's domestic operations and its subsidiary, Lab One Canada Inc.

                                  Year ended December 31,
                                1995       1994*      1993
                               ------     ------     ------
                                       (in millions)
Sales:
       United States           $50.8      $53.0       59.8
       Canada                    6.2        7.7        9.6

Operating Profit:
       United States             2.1        5.8       14.1
       Canada                    0.3        1.1        2.6

Identifiable Assets:
       United States            64.4       71.3       75.9
       Canada                    5.7        5.5        5.2

 * 1994 data includes restructuring charges of $1.6 million.  (See
       Note 9 of Notes to Consolidated Financial Statements.)


Employees
---------

As of March 1, 1996, the Company had 509 full-time employees, representing a decrease of 49 employees from the same time in 1995. None of the Company's employees are represented by a labor union. The Company believes its relations with employees are good.


ITEM 2.  PROPERTIES

The Company's corporate headquarters is located in Lenexa, Kansas, approximately 12 miles from Kansas City, Missouri. This facility is owned by the Company and occupied by the administration, information systems, insurance client services and sales departments. There is no debt associated with this building.

The Company's laboratory testing facility is in Overland Park, Kansas, less than two miles from corporate headquarters. This building is also owned by the Company and is occupied by laboratory operations and clinical client services. There is no debt associated with this facility. The testing laboratory has certain enhancements that improve the efficiency of operations. All automated testing equipment requiring purified water is linked directly to a centralized water-purification system. The laboratory is also equipped with a sensor-detecting ventilation system which eliminates Ohot spotsO caused by the high-temperature output of laboratory and computer processing equipment. In addition, a full-time alternative power source is on-line in the event of electrical power shortage. These back-up power sources allow specimen testing and data processing to continue until full power is restored, thus assuring LabOne's clients of our continuous laboratory operation.





                                      8
The Company leases a building in Lenexa, Kansas, approximately two miles from corporate headquarters, for use as a secured warehouse and purchasing and distribution center. The lease is for five years through August 1998. This lease contains options to cancel at one or two years prior to the end of the lease term.

The Company also leases 18 locations in Northern California and 11 in the Midwest which serve as LabOne Service Centers (LSCs). These facilities, which provide specimen collection services for patients, are typically located in a medical office building and are leased for up to five years.

Lab One Canada Inc. leases a building in Toronto, Ontario, Canada, which is used for administration, sales and client services. This lease expires in November 1997. Part of the leased property is currently unused due to the transfer of the laboratory operations to the Kansas facility. The future expenses of the unused property were accrued as a portion of the restructuring charge incurred during 1994.

LabOne believes that all of the above facilities are suitable for their intended use and that the space is adequate to handle certain increased volumes that may occur in the foreseeable future.


ITEM 3. LITIGATION

In the normal course of business, LabOne had certain lawsuits pending at December 31, 1995. In the opinion of management, after consultation with legal counsel and based upon currently available information, none of these lawsuits are expected to have a material impact on the financial condition or results of operations of the Company.

No provisions for loss related to litigation are included in the accompanying consolidated financial statements.



ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None


                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock is traded in the national over-the-counter market and is listed in the NASDAQ National Market System maintained by the National Association of Securities Dealers. As of March 1, 1996, the outstanding shares were held by approximately 455 shareholders of record.

The Company paid quarterly dividends of $0.18 per common share in 1995 and 1994. The Board of Directors reviews the dividend policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.




                                      9
The following are the high and low closing prices of the stock for each quarter of 1995 and 1994:

                                    1995               1994
                               --------------     --------------
                                High     Low       High     Low
                               -----    -----     -----    -----
      1st Quarter             $16.00    13.00    $23.50    17.00
      2nd Quarter              15.50    12.75     24.25    17.75
      3rd Quarter              15.00    11.50     20.75    17.75
      4th Quarter              15.25    10.63     19.25    14.50


ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected financial information and operating data regarding the Company. This information should be read in conjunction with Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 14. (a) (1) and (2), CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES. The balance sheet data as of December 31, 1995, 1994, 1993, 1992, and 1991, and the statement of earnings data for each of the years in the five-year period ended December 31, 1995, have been derived from the Company's Consolidated Financial Statements, which have been audited by KPMG Peat Marwick LLP, the Company's independent certified public accountants.

                                       Years Ended December 31,
                                 (in thousands, except per share amounts)
                                  1995     1994*    1993     1992     1991
Statement of Earnings Data:    --------   ------   ------   ------   ------
  Sales                        $ 57,029   60,726   69,378   74,437   75,739
  Cost of sales                  29,934   29,073   30,019   31,647   32,377
                               --------   ------   ------   ------   ------
  Gross profit                   27,095   31,653   39,359   42,790   43,362
  Selling, general and
    administrative expenses      24,711   24,761   22,695   22,776   22,345
                               --------   ------   ------   ------   ------
  Earnings from operations        2,385    6,893   16,664   20,014   21,017
  Other income                    2,365    1,640      870    1,666      724
                               --------   ------   ------   ------   ------
  Earnings before income taxes    4,750    8,533   17,534   21,680   21,741
  Income taxes                    1,953    2,846    6,968    8,347    8,452
                               --------   ------   ------   ------   ------
  Net earnings                 $  2,797    5,687   10,566   13,333   13,289
                               ========   ======   ======   ======   ======
  Earnings per common share    $   0.21     0.43     0.80     1.02     1.02
                               ========   ======   ======   ======   ======
  Dividends per common share   $   0.72     0.72     0.72     0.72     0.18
                               ========   ======   ======   ======   ======
Balance Sheet Data:
  Working capital               $44,233   48,559   48,649   42,724   25,846
  Total assets                   70,048   76,758   81,130   81,661   78,890
  Long term debt                     -        -        -        -        -
  Stockholders' equity           64,864   71,237   74,764   72,851   69,355

   *1994 selling, general and administrative expenses include a restructuring charge of $1.6 million. (See Note 9 of Notes to Consolidated Financial Statements.)

                                     10
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
1995 Compared to 1994

Net sales decreased approximately 6% in 1995 to $57.0 million from $60.7 million in 1994 due to decreases in insurance laboratory and kit revenue, partially offset by increases in healthcare (clinical and substance abuse testing) laboratory revenues. Insurance laboratory revenues declined due to decreases in the volume and price of tests performed. The total number of insurance applicants tested by LabOne during 1995 decreased 10% as compared to 1994. This decline was due to market competition, a reduction in the total number of life insurance applications written in the industry, and regulations restricting the use of laboratory testing for underwriting of medical insurance. Average revenue per applicant declined 5% primarily due to a decrease in prices as a result of continued competitive pressures. During the fourth quarter 1994, LabOne initiated a price stabilization plan. The purpose of the plan was to increase prices by promoting service. The initial result of this action was a slight increase in the average revenue per applicant. However, prices subsequently declined during 1995. Healthcare revenues were $4.5 million during 1995, as compared to $0.5 million in 1994.

Cost of sales increased $0.9 million (3%) in 1995 as compared to the prior year. This increase is due to increases in payroll and outside lab services related to clinical and substance abuse testing, and LabOne Service Center
(LSC) expenses. LSC expenses increased due to the LSC expansion as well as a write-off for closing nonperforming locations. These were partially offset by decreases in Lab One Canada expenses due to closing the laboratory in 1994. Lab One Canada continues to market testing services with laboratory testing performed in the United States. Healthcare costs of sales expenses were $8.6 million during 1995, as compared to $4.0 million in 1994.

In September 1995, LabOne reduced staff by 7% resulting in additional expenses of $0.5 million. The work force reduction was considered necessary to improve the cost structure of its insurance testing operations and meet clients' requirements for lower cost laboratory services. It is expected the annual savings from the reduction in staff and LSC locations will result in labor savings and reduced LSC operating expenses of $2.4 million.

As a result of the above factors, gross profit decreased from $31.7 million in 1994 to $27.1 million in 1995.

Selling, general and administrative expenses decreased $0.1 million in 1995 as compared to the prior year, primarily due to expenses related to the one-time restructuring charge of $1.6 million incurred in 1994. (See 1994 Compared to 1993.) Depreciation and maintenance expenses also declined in 1995. These declines were partially offset by increases in commission, bad debt and third party billing expenses. Healthcare overhead expenses were $5.8 million during 1995, as compared to $3.1 million in 1994.

Operating income fell from $6.9 million in 1994 to $2.4 million in 1995. The $4.5 million reduction is primarily attributable to a $1.3 million decrease in the insurance segment operating income and a $3.3 million increase in the healthcare segment operating loss.



                                     11
Nonoperating income increased $0.7 million due to an increase in investment income, partially offset by an increase in other expenses.

The effective income tax rate increased from 33.4% during 1994 to 41.1% in 1995 due primarily to a 1994 tax adjustment related to the closure of the HORL(UK) operations and a 1995 tax adjustment related to repatriation of foreign-sourced income.

The combined effect of the above factors resulted in net earnings of $2.8 million, or $0.21 per share, in the year ended December 31, 1995, as compared to $5.7 million, or $0.43 per share, in the same period last year.

1994 Compared to 1993

Healthcare (clinical and substance abuse testing) expenses disclosed in this section have been modified to conform with current year presentation based on segment reporting requirements for 1995.

Net sales decreased approximately 12% in 1994 to $60.7 million from $69.4 million in 1993, primarily due to a decrease in laboratory revenue.
Laboratory testing revenue decreased as the result of an 8% decrease in the number of applicants tested and a 7% decrease in the average revenue per applicant. Average revenue per applicant decreased primarily due to a decrease in prices as a result of continued competitive pressures. The total volume of applicants tested decreased primarily due to a decline in the number of life insurance applications written in the industry. Healthcare laboratory testing generated revenue of $0.5 million during 1994. Insurance kit revenue decreased $0.9 million due to lower sales volumes.

Cost of sales decreased 3%, or $0.9 million, in 1994 from the prior year.
This is primarily due to decreases in insurance kit expenses, depreciation and amortization expense, and net postage expense. Insurance kit expenses decreased due to the lower sales volumes. These decreases were partially offset by increases in payroll and healthcare expansion expenses. Cost of sales expenses related to the healthcare expansion were $4.0 million in 1994.

As a result of the above factors, gross profit decreased from $39.4 million in 1993 to $31.7 million in 1994.

Selling, general and administrative expenses increased $2.1 million (9%) in 1994 due primarily to expenses related to the third quarter restructuring charge of $1.6 million, which includes charges for consolidating Canadian laboratory operations into the Kansas facility and for severance payments resulting from elimination of several insurance testing administrative positions. These changes resulted in future annual cost savings of $1.7 million due to elimination of Canadian laboratory payroll and a reduction in depreciation and U.S. administrative payroll expenses. Selling, general and administrative expenses related to the healthcare expansion were $3.1 million in 1994.

Operating income fell from $16.7 million in 1993 to $6.9 million in 1994. The $9.8 million reduction is primarily attributable to a $3.2 million decrease in the insurance segment operating income and a $6.6 million operating loss in the healthcare segment.

Other income (expense), net increased $0.8 million primarily due to recovery of a nonoperating expense from the prior year.


                                     12
The effective income tax rate declined from 39.7% during 1993 to 33.4% in 1994 due primarily to tax adjustments related to the closure of the HORL(UK) operations and certain U.S. tax adjustments.

The combined effect of the above factors resulted in net earnings of $5.7 million, or $0.43 per share, in the year ended December 31, 1994, as compared to $10.6 million, or $0.80 per share, in 1993.

TRENDS
------

The following is management's analysis of certain existing trends that have been identified as potentially affecting the future financial results of the Company. Due to the potential for a rapid rate of change in any number of factors associated with the insurance and healthcare laboratory testing industries, it is difficult to quantify with any degree of certainty LabOne's future volumes, sales or net earnings.

In the last several years, there has been a decline in the number of life insurance applications written in the industry. In addition, the insurance
laboratory testing industry continues to be highly competitive.   The primary
focus of the competition has been on pricing. LabOne continues to maintain its market leadership by providing quality products and services at competitive prices. Management expects prices and volume may continue to decline during 1996 due to competitive pressures and a reduction in the number of life insurance applications written. These trends may have a continuing material impact on earnings from operations.

During December 1994, the FDA gave premarket approval to Epitope, Inc. with respect to its specimen collection kit for oral fluid HIV-1 antibody testing. In December 1995, Epitope announced that the FDA had issued a letter stating that the oral fluid Western Blot test was approvable as a confirmation for the oral fluid HIV-1 antibody test. If approved, this may allow for the initial screen and the Western Blot confirmation test to be performed on the same specimen. Due to the lower collection expense associated with oral fluid collection devices, the potential exists for an expansion of the testing market. Currently, there are approximately 13.5 million individual life insurance policies sold in the United States annually. However, laboratory services are provided on only approximately 4.5 million of these policy applicants. The noninvasive nature of oral specimen collection allows for low-cost agent collection, making testing much more affordable on smaller face value insurance policies. Conversely, the device also has the potential to cannibalize part of the existing blood and urine testing market. The net impact of oral fluid testing cannot be determined at this time.

There are companies currently developing and seeking FDA approval for home
HIV test products. If approved, these products would allow individuals to confidentially determine their HIV status prior to applying for insurance. To avoid accepting these high-risk policies, the insurance companies may elect to lower the threshold at which laboratory tests are requested to prevent writing policies on HIV-positive applicants. Most insurance laboratory testing is performed on policies of $100,000 or greater, representing about one-third of all policy applicants. The $25,000 to $99,999 range represents approximately one-quarter of current insurance policy applicants. If the FDA does approve any home testing kit for HIV, the potential exists for a significant expansion of laboratory testing for lower policy amounts.

LabOne entered the clinical and SAMHSA-certified substance abuse testing markets during 1994. The Company continues to add new customers in both fields. The Company's Lab Card program covered approximately 280,000 lives at December 31, 1995, including The Guardian Life Insurance Company of America (The Guardian) and Principal Healthcare of Kansas City (Principal). The Guardian has stated its intention to roll out the Lab Card Program in 16 states covering approximately 500,000 additional lives starting in the second or third quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
LabOne's working capital position declined from $48.6 million at December 31, 1994, to $44.2 million at December 31, 1995. This decrease is the result of dividends paid and capital additions exceeding cash provided by operations and net maturities of long-term investments. Net cash provided by operations increased by $7.8 million, primarily a result of conversion of short-term investments, partially offset by the decrease in net earnings.

During 1995, LabOne paid quarterly dividends of $0.18 per common share. The Board of Directors reviews this policy on a periodic basis. The total amount of dividends paid during 1995 was $0.72 per share, or $9.4 million. Although cash dividends paid currently exceed net cash provided by operations, there are no immediate restrictions that would limit the Company's ability to make future dividend payments.

In 1988, LabOne's Board authorized the Company to enter the market from time to time for the purpose of acquiring shares of the Company's common stock in an amount not to exceed $25.0 million. As of December 31, 1995, the Company had acquired 2,099,235 shares of LabOne as treasury stock at a total cost of $22.7 million, leaving $2.3 million for potential future stock purchases.
No shares have been purchased since 1990.

During 1995, the Company invested $2.9 million in additional property, plant and equipment, as compared to $3.4 million in 1994 and $3.7 million in 1993. Of the amounts spent in 1995 and 1994, approximately $1.4 million and $1.8 million, respectively, were for the diversification into the clinical and substance abuse testing markets. Additional investments in property, plant and equipment in 1996 are expected to be consistent with the amount spent in 1995. At December 31, 1995, the Company had no material commitments for capital expenditures.

The Company had no short-term borrowings during 1995. The Company has an unsecured line of credit of $5.0 million that may be used for general corporate purposes, of which the full amount is currently available.
LabOne's line of credit has a stated rate equivalent to the prime rate which was 8.5% at December 31, 1995. There are no debt restrictions related to this line of credit. Management expects to be able to fund operations, capital asset additions, treasury stock purchases, if any, and future dividend payments from a combination of cash flow, cash reserves and short-term borrowings. Total cash and investments at December 31, 1995, were $37.6 million, as compared to $41.5 million at December 31, 1994. Included in LabOne's investments at year-end are $23.8 million of short-term investments classified as trading securities and recorded at market value. All other short- and long-term investments are classified as held-to-maturity and recorded at amortized cost.

In February 1995, LabOne was advised by Seafield Capital Corporation (Seafield) that Seafield had retained Alex. Brown & Sons Incorporated as financial adviser to assist Seafield in considering strategic alternatives to maximize Seafield shareholder value. Seafield is a holding company that owns 82% of LabOne, as well as a number of other investments and cash equivalents.

LabOne has been informed that one alternative Seafield expects to pursue is a cash-option merger of Seafield into LabOne. In such a merger, Seafield shareholders would have the option of receiving cash as well as shares of LabOne. The merger would most likely be preceded by Seafield's distribution to its shareholders, or other disposition by Seafield, of its other assets. Seafield's Board of Directors has also announced that it will consider other business combination proposals that are presented to it. LabOne has appointed a special committee of independent directors to consider any merger or other proposal that may be presented to it by Seafield. LabOne has been advised by Seafield that if a definitive merger agreement is reached, it is anticipated that such a merger would not occur until late 1996 because of the time required to complete anticipated Seafield asset sales as well as shareholder and other approvals. There can be no assurance that a merger with Seafield will occur.

PENDING ACCOUNTING PRONOUNCEMENTS
---------------------------------

LabOne will be required to implement Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," in 1996. LabOne does not presently expect to adopt the optional accounting treatment based on the estimated fair value of employee stock options allowed by SFAS No. 123. However, presentation of pro forma disclosures of net earnings and earnings per share as if the optional accounting method had been utilized will be required in 1996.


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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


ITEM 11.  EXECUTIVE COMPENSATION


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information included under the captions entitled "Information Concerning Nominees for Election as Directors," "Security Ownership of Management," "Security Ownership of Certain Beneficial Owners," and "Executive Compensation," in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 9, 1996, is incorporated into Items 10, 11, 12 and 13 above by reference.


                                   PART IV
                                   -------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) -- The following consolidated financial statements and schedules are attached as a separate section of this report entitled "Consolidated Financial Statements and Schedules":

     INDEPENDENT AUDITORS' REPORT

     CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheets, December 31, 1995, and 1994
     Consolidated Statements of Earnings, Years Ended
          December 31, 1995, 1994, and 1993
     Consolidated Statements of Stockholders' Equity,
          Years Ended December 31, 1995, 1994, and 1993
     Consolidated Statements of Cash Flows, Years Ended
          December 31, 1995, 1994, and 1993
     Notes to Consolidated Financial Statements

     SCHEDULES:
     Schedule II - Valuation and qualifying accounts

     All other schedules are omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or the notes thereto.

(b)  Reports on Form 8-K

     A Form 8-K current report dated October 24, 1995, was filed with the commission reporting under Other Events the resignation of Bert Hood as Chairman, President and Chief Executive Officer of the Company. W. Thomas Grant II, Chairman and Chief Executive Officer of Seafield Capital Corporation, filled the vacancies left by Hood.

     A Form 8-K current report dated November 10, 1995, was filed with the commission reporting under Other Events the appointment of Thomas J. Hespe, Executive Vice President of Sales, to the LabOne Board of Directors.

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

10.4   Amendment to paragraph 3 of the Registrant's Long                   43
       Term Incentive Plan, Adopted February 10, 1995. **

10.5* Registrant's Stock Plan for nonemployee directors - attached as Exhibit (A) to the Registrant's Proxy
       Statement dated April 10, 1992. ***

10.6   Registrant's Annual Incentive Plan. **                               44

10.7*  Services Agreement, dated January 1, 1993, between
       Seafield Capital Corporation and the Registrant - attached as Exhibit (10.6) to the Registrant's Form
       10-K Annual Report dated March 14, 1994.

                                                                          Page
                                                                          ----

10.8*  Services Agreement, dated January 1, 1993, between
       Business Men's Assurance Company of America and the Registrant - attached as Exhibit (10.7) to the Registrant's Form 10-K Annual Report dated March 14,
       1994.

10.9   Amendment to Services Agreement between the Registrant              45
       and Business Men's Assurance Company of America dated
       September 15, 1995.

10.10* Form of Employment Agreement between the Registrant and its executive officers and certain key employees - attached as Exhibit (10) to the Registrant's Form 10-K
       Annual Report dated March 28, 1988. **

10.11  Amended Employment Agreement between the Registrant                 46
       and Robert D. Thompson dated November 1, 1995. **

10.12* Employment Agreement between the Registrant and
       Gregg R. Sadler - attached as Exhibit (10.14) to the Registrant's Form 10-K Annual Report dated
       March 14, 1994. **

10.13  Amendment to Employment Agreement between the Registrant            59
       and Gregg R. Sadler dated November 1, 1995. **

10.14  Employment Agreement between the Registrant and                     60
       Thomas J. Hespe, dated November 1, 1995. **

10.15* Employment Agreement between the Registrant and
       Carl W. Ludvigsen, Jr. - attached as Exhibit (10.6) to the Registrant's Form 10-K Annual Report dated
       March 14, 1994. **

10.16* Employment Agreement between the Registrant and
       Robert F. Thompson - attached as Exhibit (10.17) to the Registrant's Form 10-K Annual Report dated
       March 23, 1995. **

10.17* Employment Agreement between the Registrant and
       Bert H. Hood as amended - attached as Exhibit (10.9) to the Registrant's Form 10-K Annual Report dated
       March 14, 1994. **

10.18* Employment Agreement between the Registrant and
       Danial J. Roberts as amended - attached as Exhibit
       (10.10) to the Registrant's Form 10-K Annual Report dated March 14, 1994. **

10.19* Form of Amendments to Employment Agreements between the Registrant and Bert H. Hood, Robert F. Thompson and
       Daniel J. Roberts, - attached as Exhibit (10.18) to the
       Registrant's Form 10-K Annual Report dated March 23, 1995. **

                                                                          Page
                                                                          ----

10.20* Severance Agreement between the Registrant and
       Mark S. Patterson - attached as Exhibit (10.2) to the Registrant's Form 10-Q Quarterly Report dated November 10, 1994. **

10.21* Severance Agreement between the Registrant and
       Kenneth A. Stelzer - attached as Exhibit (10.1) to the Registrant's Form 10-Q Quarterly Report dated November 10, 1994. **

10.22  Promissory Note Agreement from Bert H. Hood to the                  68
       Registrant dated September 7, 1995. **

10.23* Promissory Note Agreement from Bert H. Hood to the Registrant - attached as Exhibit (10.3) to the Registrant's Form 10-Q Quarterly Report dated
       November 10, 1994. **

11. Statement regarding computation of per share earnings - see Note 1 of Notes to Consolidated
       Financial Statements, "Earnings Per Share."

21. Subsidiaries of Registrant - see Note 1 of Notes to Consolidated Financial Statements, "Principles of
       Consolidation and Basis of Presentation."

23.    Consents of experts and counsel - independent                       69
       accountants' consent.

24.    Powers of Attorney.                                                 70

27. Financial Data Schedule - as submitted electronically by the Registrant in conjunction with this 1995 Form 10-K.

99. Proxy Statement for Annual Shareholders Meeting to be held May 9, 1996 - to be filed.


      * Incorporated by reference pursuant to Rule 12b-23
     ** Management Compensatory Plan
    *** Non-Management Director Compensatory Plan


These exhibits may be obtained by stockholders of Registrant upon written request to LabOne, Inc., 10310 W. 84th Terrace, Lenexa, KS 66214.


(d)    Not applicable

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LabOne, Inc.

By:      /s/ Robert D. Thompson          By:      /s/ Kurt E. Gruenbacher
         ----------------------                   -----------------------
         Robert D. Thompson                       Kurt E. Gruenbacher
Title:   Executive V.P. Finance, CFO     Title:   V.P. Finance and CAO
         and Treasurer
Date:    March 21, 1996                   Date:    March 21, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 21, 1996 in the capacities indicated.

By:      /s/ W. Thomas Grant II          By:      /s/ Robert D. Thompson
         ----------------------                   ----------------------
         W. Thomas Grant II                       Robert D. Thompson
Title:   Chairman of the Board,          Title:   Executive V.P. Finance,
         President and Chief Executive            CFO and Treasurer
         Officer

By:      /s/ Gregg R. Sadler             By:      /s/ Thomas J. Hespe
         -------------------                      -------------------
         Gregg R. Sadler                          Thomas J. Hespe
Title:   Executive V.P. Administration,  Title:   Executive V.P. Sales and
         Secretary and Director                   Marketing and Director

By:      /s/ Kurt E. Gruenbacher         By:      */s/ William D. Grant
         -----------------------                  ---------------------
         Kurt E. Gruenbacher                      William D. Grant
Title:   V.P. Finance and CAO            Title:   Director

By:      */s/ P. Anthony Jacobs          By:      */s/ John E. Walker
         ----------------------                   -------------------
         P. Anthony Jacobs                        John E. Walker
Title:   Director                        Title:   Director

By:      */s/ James R. Seward            By:      */s/ R. Dennis Wright
         --------------------                     ---------------------
         James R. Seward                          R. Dennis Wright
Title:   Director                        Title:   Director

By:      */s/ Richard S. Schweiker       By:      */s/ Joseph H. Brewer
         -------------------------                ---------------------
         Richard S. Schweiker                     Joseph H. Brewer
Title:   Director                        Title:   Director

                                         *By:     /s/ Gregg R. Sadler
                                                  -------------------
                                                  Gregg R. Sadler
                                                  Attorney-in-fact

                        LABONE, INC. AND SUBSIDIARIES




                Consolidated Financial Statements and Schedules
                       December 31, 1995, 1994 and 1993
                 (With Independent Auditors' Report Thereon)

                            LABONE, INC. AND SUBSIDIARIES
                  Consolidated Financial Statements and Schedules


                                      Index
                                      -----


                                                                       Page

INDEPENDENT AUDITORS' REPORT                                            23


CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets, December 31, 1995 and 1994             24

    Consolidated Statements of Earnings, Years ended
      December 31, 1995, 1994 and 1993                                  26

    Consolidated Statements of Stockholders' Equity,
      Years ended December 31, 1995, 1994 and 1993                      27

    Consolidated Statements of Cash Flows, Years ended
      December 31, 1995, 1994 and 1993                                  28

    Notes to Consolidated Financial Statements                          29


SCHEDULE:

    Schedule II - Valuation and Qualifying Accounts                     41

                            INDEPENDENT AUDITORS' REPORT
                            ----------------------------


The Board of Directors
LabOne, Inc.:


We have audited the accompanying consolidated balance sheets of LabOne, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LabOne, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/KPMG Peat Marwick LLP


Kansas City, Missouri
January 30, 1996

                          LABONE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            December 31, 1995 and 1994

      Assets                                            1995          1994
      ------                                         ----------    ----------
Current assets:
  Cash and cash equivalents                       $   2,993,128     6,888,806
  Short-term investments (note 11)                   34,111,752    34,106,026
  Accounts receivable-trade, net of allowance
    for doubtful accounts of $329,995 in 1995
    and $81,426 in 1994                               7,727,286     8,636,610
  Inventories                                         1,533,257       787,339
  Prepaid expenses and other current assets           2,883,127     3,007,526
  Deferred income taxes                                 167,586       654,246
                                                     ----------    ----------
         Total current assets                        49,416,136    54,080,553
                                                     ----------    ----------

Investments with maturities of more than one
    year, at cost (note 11)                             506,441       508,590
                                                     ----------    ----------
Property, plant and equipment:
  Land                                                1,540,807     1,495,833
  Building                                           11,940,493    11,836,420
  Laboratory equipment                               17,134,151    17,569,024
  Data processing equipment and software             16,347,813    15,724,026
  Office and transportation equipment                 4,992,257     4,900,395
  Leasehold improvements                              1,018,126       973,109
                                                     ----------    ----------
                                                     52,973,647    52,498,807

  Less accumulated depreciation                      35,885,928    34,315,021
                                                     ----------    ----------
         Net property, plant and equipment           17,087,719    18,183,786
                                                     ----------    ----------

Other assets:
  Intangible assets, net of accumulated
    amortization (note 2)                             2,844,257     3,589,527
  Deferred income taxes-noncurrent (note 3)             152,520       347,264
  Deposits and other assets                              40,761        48,060
                                                     ----------    ----------
                                                  $  70,047,834    76,757,780
                                                     ==========    ==========










                                                                  (Continued)

                            LABONE, INC. AND SUBSIDIARIES

    Liabilities and Stockholders' Equity                1995          1994
    ------------------------------------             ----------    ----------
Current liabilities:
  Accounts payable                                 $  2,108,376     2,024,572
  Income taxes payable                                   50,560       131,068
  Payable to Seafield Capital Corporation (note 8)       75,223       113,575
  Accrued payroll and benefits                        1,972,475     1,915,457
  Other accrued expenses                                902,297     1,270,337
  Other current liabilities                              74,574        66,138
                                                     ----------    ----------
       Total current liabilities                      5,183,505     5,521,147
                                                     ----------    ----------


Stockholders' equity:
  Preferred stock, $0.01 par value per share;
     1,000,000 shares authorized, none issued             -             -
  Common stock, $0.01 par value per share;
     40,000,000 shares authorized, 15,000,000
     shares issued (note 5)                             150,000       150,000
  Additional paid-in capital                         13,377,728    13,347,455
  Equity adjustment from foreign currency
     translation                                       (545,818)     (683,383)
  Retained earnings                                  74,040,870    80,639,340
                                                     ----------    ----------
                                                     87,022,780    93,453,412

  Less treasury stock of 1,945,984 shares in
     1995 and 1,957,988 shares in 1994, at cost      22,158,451    22,216,779
                                                     ----------    ----------
        Total stockholders' equity                   64,864,329    71,236,633
                                                     ----------    ----------
                                                  $  70,047,834    76,757,780
                                                     ==========    ==========















See accompanying notes to consolidated financial statements.

                            LABONE, INC. AND SUBSIDIARIES
                         Consolidated Statements of Earnings
                     Years ended December 31, 1995, 1994 and 1993


                                          1995          1994          1993
                                       ----------    ----------    ----------
Sales                               $  57,029,424    60,725,982    69,377,511
Cost of sales                          29,934,033    29,072,508    30,018,455
                                       ----------    ----------    ----------
     Gross profit                      27,095,391    31,653,474    39,359,056

Selling, general and administrative
  expenses (notes 8 and 9)             24,710,709    24,760,918    22,694,920
                                       ----------    ----------    ----------
     Earnings from operations           2,384,682     6,892,556    16,664,136
                                       ----------    ----------    ----------

Other income (expenses):
  Investment income                     2,565,463     1,328,493     1,545,713
  Other income (expense), net              (3,144)      371,749      (732,320)
  Gain (loss) on disposal of equipment   (196,827)      (59,778)       56,213
                                       ----------    ----------    ----------
      Total other income (expenses)     2,365,492     1,640,464       869,606
                                       ----------    ----------    ----------

      Earnings before income taxes      4,750,174     8,533,020    17,533,742
                                       ----------    ----------    ----------

Income taxes (note 3):
  Current                               1,259,416     4,043,568     7,689,582
  Deferred                                693,703    (1,197,676)     (721,776)
                                       ----------    ----------    ----------
      Total income taxes                1,953,119     2,845,892     6,967,806
                                       ----------    ----------    ----------
      Net earnings                   $  2,797,055     5,687,128    10,565,936
                                       ==========    ==========    ==========

Earnings per common share                $  .21            .43           .80
                                           ====           ====          ====

Weighted average common shares
     and common share equivalents
     outstanding                       13,133,861    13,276,590    13,154,070
                                       ==========    ==========    ==========









See accompanying notes to consolidated financial statements.



                                      LABONE, INC. AND SUBSIDIARIES
                             Consolidated Statements of Stockholders' Equity
                               Years ended December 31, 1995, 1994 and 1993

                                                           Foreign                                  Total
                                            Additional    currency                                  stock-
                                  Common     paid-in      transla-     Retained      Treasury      holders'
                                   stock     capital        tion       earnings        stock        equity
                                 --------   ----------    ---------   ----------    ----------    ----------
Balance at December 31, 1992      150,000   12,687,986     (535,793)  83,055,268   (22,506,633)   72,850,828

Net earnings                         -           -             -      10,565,936         -        10,565,936
Cash dividends ($.72 per share)      -           -             -      (9,316,001)        -        (9,316,001)
Adjustment from foreign
    currency translation             -           -          111,095        -             -           111,095
Net issuance of 43,846 shares
    of treasury stock                -          51,102         -           -           500,970       552,072
                                 --------   ----------    ---------   ----------    ----------    ----------
Balance at December 31, 1993      150,000   12,739,088     (424,698)  84,305,203   (22,005,663)   74,763,930

Net earnings                         -           -             -       5,687,128         -         5,687,128
Cash dividends ($.72 per share)      -           -             -      (9,352,991)        -        (9,352,991)
Adjustment from foreign
    currency translation             -           -         (258,685)       -             -          (258,685)
Net issuance of 81,590 shares
    of treasury stock                -         608,367         -           -          (211,116)      397,251
                                 --------   ----------    ---------   ----------    ----------    ----------
Balance at December 31, 1994     $150,000   13,347,455     (683,383)  80,639,340   (22,216,779)   71,236,633

Net earnings                         -           -             -       2,797,055         -         2,797,055
Cash dividends ($.72 per share)      -           -             -      (9,395,525)        -        (9,395,525)
Adjustment from foreign
    currency translation             -           -          137,565        -             -           137,565
Net issuance of 12,004 shares
    of treasury stock                -          30,273         -           -            58,328        88,601
                                 --------   ----------    ---------   ----------    ----------    ----------
Balance at December 31, 1995     $150,000   13,377,728     (545,818)  74,040,870   (22,158,451)   64,864,329
                                 ========   ==========    =========   ==========    ==========    ==========












See accompanying notes to consolidated financial statements.

                                      27
                                     LABONE, INC. AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                            Years ended December 31, 1995, 1994 and 1993
                                                                       1995          1994          1993
Cash provided by operations:                                        ----------    ----------    ----------
     Net earnings                                                 $  2,797,055     5,687,128    10,565,936
     Adjustments to reconcile net earnings to net
         cash provided by operations:
            Depreciation and amortization                            4,191,435     6,620,930     9,019,582
            Deferred income taxes                                      693,703    (1,197,676)     (721,776)
            (Gain) loss on disposal of equipment                       196,827        59,778       (56,213)
            Directors' stock compensation                               77,890        72,807       107,548
            Change in short term trading securities, net            (3,446,170)  (13,686,663)          -
            Changes in:
                Accounts receivable                                    909,324      (577,791)      755,253
                Inventories                                           (745,918)       (3,271)      788,938
                Prepaid expenses and other current assets              124,399        21,199      (268,526)
                Accounts payable                                        83,804       (50,150)     (573,223)
                Income taxes payable                                   (80,508)       37,943      (948,976)
                Payable to Seafield Capital Corporation                (38,352)      113,575      (230,545)
                Accrued payroll and benefits                            57,018      (399,092)     (275,834)
                Accrued expenses                                      (398,040)      569,709        (8,919)
                Other current liabilities                                8,436      (632,381)       66,293
                                                                    ----------    ----------    ----------
        Net cash provided by (used for) operations                   4,430,903    (3,363,955)   18,219,538
                                                                    ----------    ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments held to maturity                       (65,568,743)  (79,501,640)         -
   Proceeds from maturities of investments held to maturity         69,459,252    90,601,588          -
   Short-term investments, net                                            -             -        4,751,259
   Purchases of investments with maturities of more than one year         -             -       (6,451,378)
   Proceeds from maturities of investments with maturities
         of more than one year        -                                                 -        5,750,000
   Property, plant and equipment additions, net                     (2,860,612)   (3,399,579)   (3,733,867)
   other                                                                 7,299       252,430       178,181
                                                                    ----------    ----------    ----------
       Net cash provided by investment transactions                  1,037,196     7,952,799       494,195
                                                                    ----------    ----------    ----------
Cash provided by (used for) financing transactions:
   Proceeds from exercise of stock options                              10,711       324,444       444,524
   Cash dividends                                                   (9,395,525)   (9,352,991)   (9,316,001)
                                                                    ----------    ----------    ----------
       Net cash used for financing activities                       (9,384,814)   (9,028,547)   (8,871,477)
                                                                    ----------    ----------    ----------
Effect of foreign currency translation                                  21,037      (185,891)      165,163
                                                                    ----------    ----------    ----------
    Net increase (decrease) in cash and cash equivalents            (3,895,678)   (4,625,594)   10,007,419
Cash and cash equivalents at beginning of year                       6,888,806    11,514,400     1,506,981
                                                                    ----------    ----------    ----------
Cash and cash equivalents at end of year                         $   2,993,128     6,888,806    11,514,400
                                                                    ==========    ==========    ==========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                                $        -              685          -
                                                                    ==========    ==========    ==========
         Income taxes                                            $   1,570,574     3,660,955     8,703,323
                                                                    ==========    ==========    ==========
See accompanying notes to consolidated financial statements.
                                      28

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                          December 31, 1995, 1994 and 1993


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------
Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The accompanying consolidated financial statements include the accounts of LabOne, Inc. (LabOne or the Company), its wholly-owned Canadian subsidiary, Lab One Canada Inc. (formerly Head Office Reference Laboratory Limited), and its wholly-owned United Kingdom subsidiary, HORL(UK) Limited. During 1994, the Company disposed of the UK subsidiary. All significant intercompany transactions have been eliminated in consolidation. LabOne was 82%-owned by Seafield Capital Corporation (Seafield) at December 31, 1995. Prior to 1994, LabOne and its wholly-owned subsidiaries were engaged primarily in laboratory testing for insurance companies. During 1994 LabOne began marketing laboratory testing services to the healthcare (clinical and substance abuse) industry.


Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include demand deposits in banks, marketable securities with original maturities of three months or less and overnight investments that are stated at cost, which approximates market value.


Investment Securities
---------------------
LabOne determines the appropriate classification of debt and equity securities at the time of purchase. Securities are classified as held-to-maturity when LabOne has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and investment income is included in earnings.

LabOne classifies certain highly liquid securities as trading securities. Trading securities are stated at fair value and unrealized holding gains and losses are included in income.


Inventories
-----------
Inventories consist of completed specimen collection kits and various materials used in the assembly of specimen collection kits for sale to clients. Inventory is valued at the lower of cost (first-in, first-out) or market.

                          LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


Property, Plant and Equipment
-----------------------------

Property, plant and equipment is stated at cost. Depreciation is being provided on a straight-line basis over the estimated useful lives of the assets as follows:

               Buildings                            30 years
               Laboratory equipment               3-10 years
               Data processing equipment          3- 8 years
               Office equipment                   5-10 years
               Leasehold improvements               30 years

Equipment acquired after December 31, 1987, is being depreciated on a straight-line basis over three to five years.


Intangible Assets
-----------------

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


Impairment of Long-lived Assets
-------------------------------

When facts and circumstances indicate potential impairment, LabOne evaluates the recoverability of asset carrying values of long-lived assets, including intangibles, using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values.


Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


Income Taxes
------------

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


Earnings Per Share
------------------

Earnings per share is computed using the weighted average number of common shares issued and the common share equivalents of dilutive stock options, less treasury stock.


Line of Credit
--------------

The Company has a $5,000,000 line of credit as of December 31, 1995, which bears interest at the prime rate (8.5% at December 31, 1995). The line of credit was not used in 1995.


(2)    INTANGIBLE ASSETS
       -----------------

The cost and accumulated amortization of intangible assets at December 31, 1995 and 1994 are as follows:

                                                        1995          1994
                                                      ---------     ---------
Patent                                             $  8,000,000     8,000,000
Accumulated amortization                              6,739,102     6,217,366
                                                      ---------     ---------
                                                      1,260,898     1,782,634
                                                      ---------     ---------

Excess of cost over fair value of assets acquired     4,470,684     4,470,684
Accumulated amortization                              2,887,325     2,663,791
                                                      ---------     ---------
                                                      1,583,359     1,806,893
                                                      ---------     ---------
       Intangible assets, net of accumulated
          amortization                             $  2,844,257     3,589,527
                                                      =========     =========

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


(3)    INCOME TAXES
       ------------

The components of income taxes and deferred taxes applicable to temporary differences are as follows (for the years ended December 31):

                                     1995          1994         1993
                                 ----------     ---------     ---------
    Current:
        Federal                $  1,007,007     2,728,116     5,477,239
        State                        66,852       546,264       900,778
        Foreign                     185,557       769,188     1,311,565
                                 ----------     ---------     ---------
                                  1,259 416     4,043,568     7,689,582
                                 ----------     ---------     ---------
    Deferred:
        Federal                     475,021      (846,527)     (479,719)
        State                       124,499      (146,539)     (153,312)
        Foreign                      94,183      (204,610)      (88,745)
                                 ----------     ---------     ---------
                                    693,703    (1,197,676)     (721,776)
                                 ----------     ---------     ---------
                               $  1,953,119     2,845,892     6,967,806
                                 ==========     =========     =========


Total income taxes differ from the amounts computed by applying the statutory income tax rate to earnings before income taxes for the following reasons (for the years ended December 31):

                                       1995           1994          1993
                                    ----------     ---------     ---------
Application of statutory income
    tax rate (34% for 1995 and
    1994 and 35% for 1993)        $  1,615,059     2,901,227     6,136,810
Foreign taxes, net                      84,472       189,456       426,429
Write-off of investment in
    UK subsidiary                          -        (193,229)          -
State income taxes, net                126,292       263,819       485,853
Repatriation of foreign source
    income                             193,229
Tax-exempt interest                   (137,099)     (245,069)     (206,242)
Other, net                              71,166       (70,312)      124,956
                                    ----------     ---------     ---------
                                  $  1,953,119     2,845,892     6,967,806
                                    ==========     =========     =========

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


The tax effects of temporary differences that create significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                  1995         1994
                                               ---------    ---------
Current income tax assets:
    Repatriation of foreign source income     $ (220,798)         -
    Accrued vacation                             272,210      261,687
    Severance pay accrual                            -        211,495
    Unrealized loss on trading securities            -         80,883
    Accrued medical claims                        62,162       63,645
    Bad debts                                     31,081       31,822
    Other accruals                                 2,738        4,302
    Inventory adjustment                          12,685          -
    Other items                                    7,508          412
                                               ---------    ---------
        Total current income tax assets       $  167,586      654,246
                                               =========    =========

Deferred noncurrent tax assets
(liabilities):
    Depreciation and amortization             $  262,515     249,149
    Other items                                 (109,995)     98,115
                                               ---------    ---------
       Total deferred tax assets              $  152,520     347,264
                                               =========    =========

A valuation allowance for deferred tax assets was not necessary at December 31, 1995 or 1994.


 (4)    BENEFIT PLANS
       -------------

LabOne maintains a money purchase pension plan for all employees who have completed one-half year of service and have attained age twenty and one-half years. The plan is a defined contribution plan under which LabOne contributes a percentage of a participant's annual compensation. LabOne has contributed 7% of a participant's annual compensation up to the maximum social security wage base plus an additional 5.7% of the amounts in excess of the annual maximum wage base. Participants become 100% vested after five plan years of service. Each participant's account is 100% vested in the event of disability or death while employed by LabOne. Normal retirement age under the plan is sixty-five. LabOne's contributions to the plan were $1,187,000, $1,008,000 and $1,065,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


In 1987, LabOne adopted a profit sharing plan for all employees who have completed three months of service and have attained the age of twenty and one-half years. Effective January 1, 1991, the plan was amended to include employees who have completed six months of service and a minimum of 500 hours of service. The plan is intended to include a qualified cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986.
Subject to certain limits imposed by law, each participant may generally make tax deferred contributions to the plan not in excess of 10% of annual compensation. LabOne contributes on behalf of each participant an amount equal to 50% of the participant's annual contributions, but not in excess of 5% of the participant's annual compensation. A participant is fully vested at all times with respect to the portion of the account attributable to the participant's own contributions. The plan provides for the vesting of 100% of a participant's account attributable to LabOne contributions upon completion of five plan years of service. Each participant's account is 100% vested upon disability, death or the attainment of age sixty-five while employed by LabOne. The normal retirement age under the plan is age sixty-five. Plan assets contributed by employees can be invested in LabOne common stock or various investment instruments. LabOne contributions are invested in LabOne common stock. LabOne's contributions to the plan for the years ended December 31, 1995, 1994 and 1993 were $488,000, $446,000 and $408,000, respectively.


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

In January 1991, the LabOne Board of Directors approved a stock option exchange plan that was ratified by the stockholders at the May 1991 LabOne stockholders' meeting. The new plan reduced the number of shares outstanding under the long-term incentive plan, set exercise dates beginning in January 1992 and reduced the option prices to $9.875 per share, which was the quoted market value on January 2, 1991.

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

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


In May 1995, the stockholders of LabOne approved a 350,000 share increase in the number of shares that may be issued under the long-term incentive plan. The plan thus provides for granting awards, including stock options, for not more than 2,150,000 shares of LabOne common stock.

A summary of the stock option activity for the three years ended December 31, 1995 is as follows:
                                                   Number
                                                  of shares      Option price
                                                 ----------      ------------
    Outstanding at December 31, 1992               971,283       9.88 - 18.00

     Granted                                       460,000      14.38 - 14.75
     Exercised                                     (43,055)      9.88 - 11.13
     Terminated or forfeited                       (17,622)      9.88 - 11.13
                                                 ---------
    Outstanding at December 31, 1993             1,370,606       9.88 - 18.00

     Granted                                       292,259      18.50 - 23.88
     Exercised                                    (220,055)      9.88 - 14.75
     Terminated or forfeited                      (125,742)      9.88 - 23.88
                                                 ---------
    Outstanding at December 31, 1994             1,317,068       9.88 - 23.88

     Granted                                       497,000      11.63 - 14.13
     Exercised                                     (43,511)      9.88 - 11.13
     Terminated or forfeited                      (198,390)     11.13 - 23.88
                                                 ---------
    Outstanding at December 31, 1995             1,572,167       9.88 - 23.88
                                                 =========

Options for 881,696 shares ranging from $9.88 to $23.88 per share were exercisable at December 31, 1995.

Statement of Financial Accounting Standards (SFAS No. 123, "Accounting for Stock-Based Compensation," will require pro forma disclosures in 1996 of net earnings and earnings per share as if a new accounting method based on the estimated fair value of employee stock options had been adopted. LabOne does not presently expect to adopt the optional accounting treatment allowed by SFAS No. 123.


 (6)    OTHER COMMITMENTS
       -----------------

LabOne has several noncancelable operating leases, primarily for land and buildings, and other commitments that expire over the next several years. Rental expense for these operating leases during 1995, 1994 and 1993 amounted to $861,000, $803,000 and $417,000, respectively.

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


Future minimum lease payments and other commitments under these agreements as of December 31, 1995, are:
                                  Year          Amount
                                  ----         ---------
                                  1996        $ 817,463
                                  1997          633,047
                                  1998          247,513
                                  1999          104,054
                                  2000           18,716


(7)    FOREIGN OPERATIONS
       ------------------

The following summarizes financial information for LabOne's wholly-owned Canadian subsidiary, Lab One Canada Inc., for the years ended December 31:

                                   1995          1994          1993
                               ----------    ----------    ----------
Revenues                     $  6,223,939     7,676,929     9,566,165
Operating earnings                289,223     1,118,895     2,640,764
Total assets                    5,747,329     5,494,958     5,242,517


(8)    RELATED PARTY TRANSACTIONS
       --------------------------

LabOne has entered into certain transactions with Seafield Capital Corporation (Seafield). Seafield, which was formerly BMA Corporation, sold Business Men's Assurance Company of America (BMA) to Generali-Assicurazioni Generali S.p.A. (Generali) in July 1990. The following is a summary of the transactions with related parties:

Under a Services Agreement among Seafield, LabOne, BMA and Generali, which became effective July 31, 1990, and later replaced with service agreements dated January 1, 1993, Seafield and BMA agreed to make available, and LabOne agreed to purchase, certain services from Seafield and BMA. LabOne agreed to retain the services of certain of Seafield's senior management to provide policy advice to LabOne and to attend certain functions on behalf of LabOne. LabOne also agreed to retain the services of BMA's reinsurance sales representatives to promote LabOne's laboratory testing services as part of their regular sales activities. In consideration for these services, LabOne agreed to pay Seafield a percentage of LabOne's sales equal to 0.20% of annual sales up to $50 million, plus 0.125% of annual sales of $50 million or more, but less than $100 million, plus .0625% of annual sales of $100 million or more. LabOne has agreed to pay BMA $50,000 for the years ended December 31, 1994 and 1993, and $25,000 per year thereafter.

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


The agreements were effective until December 31, 1993 and are being renewed automatically for successive one-year terms until terminated.

Allocated expenses from Seafield, including charges under the Services Agreement, for the years ended and the amounts payable at December 31 are as follows:

                                        1995         1994         1993
                                       -------      -------      -------

Allocated expenses for the year     $   75,223      113,575      124,218
                                       =======      =======      =======
Amount payable at December 31       $   75,223      113,575         -
                                       =======      =======      =======


(9)    RESTRUCTURING CHARGES
       ---------------------

Selling, general and administrative expenses in the year ended December 31, 1994, include a restructuring charge of $1,562,000. The charge includes severance payments to executives, a write-off of fixed assets, provision for loss on lease commitments, and severance payments related to closing the Canadian laboratory testing facility. The restructuring charge reduced 1994 net income by $1,041,000 or $0.08 per share


(10)    LITIGATION
        ----------

In the normal course of business, LabOne had certain lawsuits pending at December 31, 1995. In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits are expected to have a material impact on the Company and financial position or results of operations.

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


(11)    INVESTMENT SECURITIES
        ---------------------

A summary of investment securities information relating to quoted market values and unrealized holding gains and losses at December 31, 1995 and 1994, is as follows:
                                                              1995
                                ------------------------------------------------------------------
                                                            Amount at
                                                          which carried    Unrealized    Unrealized
      Maturities less           Amortized                in the balance      holding       holding
       than one year               cost         Market        sheet           gains        losses
    ------------------          ----------    ----------    ----------      --------     ---------
Trading Securities:
Vanguard Admiral Money
    Market                    $ 21,220,587    21,220,587    21,220,587          -            -
Vanguard Municipal Bond
    Fund-Money Market            2,594,704     2,594,704     2,594,704          -            -
                                ----------    ----------    ----------      --------     ---------
  Total Trading Securities      23,815,291    23,815,291    23,815,291          -            -

Held-to-Maturity investments:
Canadian government notes        3,954,460     3,954,460     3,954,460          -            -
Obligations of states and
   political subdivisions        6,342,001     6,331,046     6,342,001          -          10,955
                                ----------    ----------    ----------      --------     ---------
  Total Held-to-Maturity
    investments                 10,296,461    10,285,506    10,296,461          -          10,955
                                ----------    ----------    ----------      --------     ---------
        Total short-term
           investments        $ 34,111,752    34,100,797    34,111,752          -          10,955
                                ==========    ==========    ==========      ========     =========
     Maturities more
      than one year
    ------------------
Held-to-maturity investments:
  Obligations of states and
   political subdivisions       $  506,441       508,750       506,441        2,309          -
                                ==========    ==========    ==========      ========     =========













                                      38

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


                                                               1994
                                ------------------------------------------------------------------
                                                            Amount at
                                                          which carried    Unrealized    Unrealized
      Maturities less           Amortized                in the balance      holding       holding
       than one year               cost         Market        sheet           gains        losses
    ------------------          ----------    ----------    ----------      --------     ---------
Trading securities:
Vanguard Short-term U. S.
     Treasury Portfolio       $ 10,313,685    10,188,338    10,188,338          -         125,347
Vanguard Municipal Bond
     Fund-Money Market          10,258,776    10,180,783    10,180,783          -          77,993
                                ----------    ----------    ----------      --------     ---------
  Total trading securities      20,572,461    20,369,121    20,369,121          -         203,340

Held-to-maturity investments:
U.S. Treasury securities         3,030,938     3,069,375     3,030,938       38,437          -
Canadian government notes        3,325,790     3,325,790     3,325,790          -            -
Obligations of states and
   political subdivisions        7,380,117     7,404,768     7,380,177       32,170         7,579
                                ----------    ----------    ----------      --------     ---------
  Total held-to-maturity
    investments                 13,736,905    13,799,933    13,736,905       70,607         7,579
                                ----------    ----------    ----------      --------     ---------
        Total short-term
           investments        $ 34,309,366    34,169,054    34,106,026       70,607       210,919
                                ==========    ==========    ==========      ========     =========
     Maturities more
      than one year
    ------------------
Held-to-maturity investments:
  Obligations of states and
   political subdivisions       $  508,590       512,165       508,590        3,575          -
                                ==========    ==========    ==========      ========     =========


(12)    Business Segment Information
        ----------------------------

The company operates principally in two lines of business, insurance and, since 1994, healthcare. The insurance line of business involves risk-appraisal laboratory services to the insurance industry. The tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The healthcare line of business involves clinical and substance abuse testing services. Clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. Substance abuse testing services are provided to both regulated and nonregulated employers who employ drug screening guidelines.


                                      39
                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

Operating income (loss) of each line of business is computed as sales less identifiable and allocated expenses. In computing operating income (loss) of lines of business, none of the following items have been added or deducted: general corporate expenses, investment income or other income (expenses). Operating income for the insurance line of business included a restructuring charge of $1,562,000 for the year ended December 31, 1994 (see note 9). Identifiable assets by line of business are those assets that are used in the Company's operations in each line of business. General corporate assets are principally cash and investment securities.

Following is a summary of line of business information as of and for the years ended December 31, 1995 and 1994:

                                                 1995           1994
                                              ----------     ----------
Sales:
   Insurance                                $ 52,544,434     60,259,528
   Healthcare                                  4,484,990        466,454
                                              ----------     ----------
     Total sales                            $ 57,029,424     60,725,982
                                              ==========     ==========

Operating income (loss):
   Insurance                                $ 12,412,226     13,697,382
   Healthcare                                 (9,858,308)    (6,631,257)
   General corporate expenses                   (169,236)      (173,569)
   Investment income                           2,565,463      1,328,493
   Other income (expense)                       (199,971)       311,971
                                              ----------     ----------
     Earning before income taxes               4,750,174      8,533,020

   Income taxes                               (1,953,119)    (2,845,892)
                                              ----------     ----------
     Net earnings                           $  2,797,055      5,687,128
                                              ==========     ==========
Identifiable assets:
   Insurance                                $ 25,028,933     28,991,339
   Healthcare                                  6,598,266      4,226,000
   General corporate assets                   38,420,635     43,540,441
                                              ----------     ----------
     Total assets                           $ 70,047,834     76,757,780
                                              ==========     ==========

Capital expenditures:
   Insurance                                $  1,416,044      1,597,367
                                              ==========     ==========
   Healthcare                               $  1,444,568      1,802,212
                                              ==========     ==========

Depreciation and amortization:
   Insurance                                $  3,152,595      5,650,001
                                              ==========     ==========
   Healthcare                               $  1,392,738        653,660
                                              ==========     ==========

                                     40

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


(13)    QUARTERLY FINANCIAL DATA (UNAUDITED)
        ------------------------------------

A summary of unaudited quarterly results of operations for 1995 and 1994 is as follows (in thousands except per share data):

                                           Three months ended
                                March 31    June 30  September 30  December 31
1995:                            -------    -------    -------      -------
  Sales                         $ 14,689     14,623     13,656       14,061
                                  ======     ======     ======       ======
  Gross profit                  $  7,187      7,115      6,217        6,576
                                  ======     ======     ======       ======
  Earnings before income taxes  $  1,811      1,629        403          907
                                  ======     ======     ======       ======
  Net earnings                  $  1,171      1,001        270          356
                                  ======     ======     ======       ======
  Earnings per share            $   0.09       0.08       0.02         0.03
                                  ======     ======     ======       ======
  Dividends per share           $   0.18       0.18       0.18         0.18
                                  ======     ======     ======       ======


1994:
  Sales                         $ 15,267     15,581     14,467       15,412
                                  ======     ======     ======       ======
  Gross profit                  $  8,340      8,172      7,543        7,598
                                  ======     ======     ======       ======
  Earnings before income taxes  $  3,373      2,588        162        2,410
                                  ======     ======     ======       ======
  Net earnings                  $  2,006      1,867        281        1,533
                                  ======     ======     ======       ======
  Earnings per share            $   0.15       0.14       0.02         0.12
                                  ======     ======     ======       ======
  Dividends per share           $   0.18       0.18       0.18         0.18
                                  ======     ======     ======       ======

















                                      41


                                                                  Schedule II
                                                                  -----------


                           LABONE, INC. AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS

                    Years ended December 31, 1995, 1994 and 1993


                                         Additions-
                                         charged to
                             Balance      selling,
                                at       general and     Deductions-   Balance
                            beginning   administrative  uncollectible   at end
     Description             of year       expenses        accounts    of year
     -----------             -------       -------         ------      ------
Allowance for doubtful accounts:
Year ended
    December 31, 1995       $ 81,426       432,911        184,342     329,995
                             =======       =======        =======     =======
Year ended
    December 31, 1994       $ 81,700        22,403         22,677      81,426
                             =======       =======        =======     =======
Year ended
    December 31, 1993       $ 88,783           162          7,245      81,700
                             =======       =======        =======     =======





























                                     42