Form 10-Q
period 1996-03-31
LABONE INC
filed 1996-05-09
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For quarterly period ended   March 31, 1996
                                           ------------------


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


                               (913)-888-1770
                      --------------------------------
             (Registrant's telephone number, including area code)


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

Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of May 1, 1996 - 13,077,594 net of 1,922,406 shares held as treasury stock.



                                Page 1 of 10

                        PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                         LabOne, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                                                   March 31,     December 31,
                                                                      1996           1995
ASSETS                                                             ---------       ---------
Current assets:
   Cash and cash equivalents                                     $ 8,374,240       2,993,128
   Short-term investments                                         26,933,406      34,111,752
   Accounts receivable-trade, net of allowance for doubtful
     accounts of $393,138 in 1996 and $329,995 in 1995             7,938,264       7,727,286
   Inventories                                                     1,753,834       1,533,257
   Prepaid expenses and other current assets                       2,385,889       2,883,127
   Deferred income taxes                                             257,389         167,586
                                                                  ----------      ----------
      Total current assets                                        47,643,022      49,416,136
Investments with maturities of more than one year, at cost           505,903         506,441
Property, plant and equipment                                     52,756,862      52,973,647
   Less accumulated depreciation                                  36,247,650      35,885,928
                                                                  ----------      ----------
      Net property, plant and equipment                           16,509,212      17,087,719
Other assets:
   Intangible assets, net of accumulated amortization              2,657,939       2,844,257
   Deferred income taxes - noncurrent                                329,667         152,520
   Deposits and other assets                                          32,161          40,761
                                                                  ----------      ----------
      Total assets                                               $67,677,904      70,047,834
                                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $ 1,676,261       2,108,376
   Income taxes payable                                              292,302          50,560
   Payable to Seafield Capital Corporation                            26,556          75,223
   Accrued payroll and benefits                                    1,964,628       1,972,475
   Other accrued expenses                                            906,623         902,297
   Other current liabilities                                          94,456          74,574
                                                                  ----------      ----------
      Total liabilities                                            4,960,826       5,183,505
Stockholders' equity:
   Preferred stock, $.01 par value per share;
     1,000,000 shares authorized, none issued                            -               -
   Common stock, $.01 par value per share; 40,000,000 shares
     authorized, 15,000,000 shares issued                            150,000         150,000
   Additional paid-in capital                                     13,474,337      13,377,728
   Equity adjustment from foreign currency translation              (572,175)       (545,818)
   Retained earnings                                              71,910,230      74,040,870
                                                                  ----------      ----------
                                                                  84,962,392      87,022,780
   Less treasury stock of 1,932,237 shares in
     1996 and 1,945,984 shares in 1995                            22,245,314      22,158,451
                                                                  ----------      ----------
      Total stockholders' equity                                  62,717,078      64,864,329
                                                                  ----------      ----------
      Total liabilities and stockholders' equity                 $67,677,904      70,047,834
                                                                  ==========      ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 2



                         LabOne, Inc. and Subsidiary
                     Consolidated Statements of Earnings


                                                 Three months ended March 31,
                                                       1996           1995
                                                    ----------     ----------

Sales                                              $13,277,845     14,689,459

Cost of sales                                        7,477,322      7,502,119
                                                    ----------     ----------
     Gross profit                                    5,800,523      7,187,340

Selling, general and administrative expenses         5,785,338      6,214,997
                                                    ----------     ----------
     Earnings from operations                           15,185        972,343

Other income                                           371,462        838,242
                                                    ----------     ----------
     Earnings before income taxes                      386,647      1,810,585

Income tax expense                                     167,302        639,984
                                                    ----------     ----------
     Net earnings                                  $   219,345      1,170,601
                                                    ==========     ==========



Earnings per common share                             $ 0.02           0.09
                                                       ======         ======

Dividends per common share                            $ 0.18           0.18
                                                       ======         ======

Weighted average common shares outstanding          13,189,724     13,145,847
                                                    ==========     ==========














See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                                 Page 3





                         LabOne, Inc. and Subsidiary
                Consolidated Statement of Stockholders' Equity
                      Three Months Ended March 31, 1996

                                  Additional    Foreign                                 Total
                         Common     paid-in    currency     Retained     Treasury   stockholders'
                         stock      capital   translation   earnings       stock        equity
Balance at
  December 31, 1995    $150,000   13,377,728   (545,818)   74,040,870   (22,158,451)  64,864,329
Net earnings                                                  219,345                    219,345
Cash dividends
   ($0.18 per share)                                       (2,349,985)                (2,349,985)
Stock options
   exercised, net
   (13,747 shares)                    96,609                                (86,863)       9,746
Equity adjustment
   from foreign
   currency
   translation                                  (26,357)                                 (26,357)
                       --------   ----------   --------    ----------   -----------   ----------
Balance at
   March 31, 1996      $150,000   13,474,337   (572,175)   71,910,230   (22,245,314)  62,717,078
                       ========   ==========   ========    ==========   ===========   ==========























See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                                    Page 4


                         LabOne, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows

                                                 Three months ended March 31,
                                                        1996         1995
                                                     ---------     ---------
Cash provided by (used for) operations:
   Net earnings                                    $   219,345     1,170,601
   Adjustments to reconcile net earnings
       to net cash provided by operations:
     Depreciation and amortization                     969,736     1,225,435
     Loss on disposal of property and equipment         98,752        50,667
     Provision for deferred taxes                     (178,941)      103,835
     Change in short term trading portfolio, net      (295,160)     (585,069)
   Changes in:
     Accounts receivable                              (210,978)     (174,594)
     Inventories                                      (220,577)     (186,324)
     Prepaid expenses and other current assets         407,435       691,470
     Accounts payable                                 (432,115)       72,647
     Income taxes payable                              241,742       304,166
     Payable to Seafield Capital Corporation           (48,667)      (84,194)
     Accrued payroll & benefits                         (7,847)     (314,079)
     Accrued expenses                                  (25,674)     (177,974)
     Other current liabilities                          19,882        36,814
                                                    ----------    ----------
        Net cash provided by operations                536,933     2,133,401
                                                    ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments held to maturity        (4,385,810)  (20,119,377)
   Proceeds from maturities of investments held
      to maturity                                   11,883,041    15,986,387
   Property, plant and equipment, net                 (317,565)     (669,283)
   Other                                                 8,600          (900)
                                                    ----------    ----------
        Net cash provided by (used for)
        investment transactions                      7,188,266    (4,803,173)
                                                    ----------    ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds
     from the exercise of stock options                  9,746          (434)
   Cash dividends                                   (2,349,985)   (2,347,897)
                                                    ----------    ----------
        Net cash used for financing transactions    (2,340,239)   (2,348,331)
                                                    ----------    ----------
Effect of foreign currency translation                  (3,848)       (3,350)
                                                    ----------    ----------
        Net increase (decrease) in cash and
        cash equivalents                             5,381,112    (5,021,453)
Cash and cash equivalents - beginning of period      2,993,128     6,888,806
                                                    ----------    ----------
Cash and cash equivalents - end of period          $ 8,374,240     1,867,353
                                                    ==========    ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Income Taxes                                     $83,781       252,437
                                                    ==========    ==========

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 5


                         LabOne, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                           March 31, 1996 and 1995


The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiary Lab One Canada Inc. (a Canadian corporation). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at March 31, 1996, and December 31, 1995, and the results of its operations and cash flows for the periods ended March 31, 1996 and 1995. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year-to-year comparisons. See the Company's Annual Report on Form 10-K for the year ended December 31, 1995, for additional information not required by this report Form 10-Q.

The weighted average shares includes the common stock equivalents of stock options.


























                                   Page 6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
- ---------------------
Selected financial data:
                                  Three months ended March 31,   % Increase
                                      1996              1995      (Decrease)
                                   -----------     -----------     --------
   Sales                          $ 13,277,845      14,689,459       (10%)
   Net earnings                        219,345       1,170,601       (81%)
   Earnings per common share           $0.02            0.09
   Cash dividends per common share     $0.18            0.18

The Company provides high-quality laboratory services to insurance companies, physicians and employers.

LabOne provides risk-appraisal laboratory services to the insurance industries in the United States and Canada. The tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants. The Company also provides testing services on specimens of individuals applying for individual and group medical and disability policies.

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

In March 1996, Calypte Biomedical Corporation informed LabOne that the United States Food and Drug Administration (FDA) had issued a letter indicating that Calypte's urine HIV-1 test was approvable. Due to the lower collection expense associated with urine specimens, the potential exists for an expansion of the life insurance testing market if Calypte's urine HIV-1 test is approved. Currently, there are approximately 13.5 million individual life insurance policies sold in the United States annually. However, laboratory services are provided on only approximately four to five million of these policy applicants. The noninvasive nature of urine specimen collection allows for low-cost agent collection, making testing much more affordable on


                                   Page 7
smaller face value insurance policies. Conversely, the device also has the potential to cannibalize part of the existing blood testing market. The net impact of urine HIV-1, if ultimately approved by the FDA, cannot be determined at this time.


FIRST QUARTER ANALYSIS

Net sales decreased 10% in the first quarter 1996 to $13.3 million from $14.7 million in the first quarter 1995 due to decreases in insurance laboratory and kit revenue, partially offset by increases in healthcare laboratory revenue. Insurance revenue declined to $11.7 million during the first quarter 1996 as compared to $14.0 million in the same quarter last year due primarily to competitive pressures. The total number of insurance applicants tested in the first quarter 1996 decreased by 11% as compared to the same quarter last year. Average revenue per applicant declined 8% during the first quarter 1996 as compared to 1995. Healthcare revenues increased from $0.7 million in the first quarter 1995 to $1.6 million in 1996 due to increases in substance abuse and diagnostic testing volumes. Insurance kit and container revenue decreased due primarily to a decrease in the number of blood and urine kits sold.

Cost of sales remained flat in the first quarter 1996 as compared to the prior year. Decreases in laboratory supplies, depreciation expense and payroll expense were offset by increases in express delivery expenses, clinical kit expenses and paramed fees. Healthcare cost of sales expenses were $2.2 million as compared to $2.1 million in the first quarter 1995.

As a result of the above factors, gross profit for the quarter decreased from $7.2 million in 1995 to $5.8 million in 1996.

Selling, general and administrative expenses decreased $0.4 million (7%) in the first quarter 1996 as compared to the prior year due primarily to decreases in bonus, payroll and depreciation expenses. These were partially offset by an increase in severance expenses. Healthcare overhead expenditures during the first quarter 1996 were $1.7 million as compared to $1.1 million in 1995.

Operating income declined from $1.0 million in the first quarter 1995 to $15,000 in 1996. The insurance segment declined $1.2 million. The healthcare segment improved $0.2 million from an operating loss of $2.5 million in the first quarter 1995 to a loss of $2.3 million in 1996.

Nonoperating income decreased $0.5 million due primarily to investment gains from bond instruments during the first quarter 1995.

The effective income tax rate increased from 35% in 1995 to 43% in 1996 due primarily to taxes on an intercompany dividend from the Canadian subsidiary.

The combined effect of the above factors resulted in net earnings of $0.2 million or $0.02 per share in the first quarter 1996 as compared to $1.2 million or $0.09 per share in the same period last year.


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position decreased by $1.5 million to $42.7 million at March 31, 1996, from $44.2 million at December 31, 1995. This decrease is primarily due to dividends paid and capital additions exceeding cash provided by operations. The dividend paid during the first quarter 1996 was $2.3 million or $0.18 per share.

Net additions to property, plant and equipment were $0.3 million in the first quarter 1996 as compared to $0.7 million in 1995. There were no treasury stock purchases in the first quarter, however, 13,747 shares of treasury stock were issued for exercised options. The total number of shares held in treasury at March 31, 1996, was approximately 1.9 million shares at a total cost of $22.2 million or $11.51 per share.

In February 1996, LabOne's Board of Directors declared the regular quarterly dividend of $0.18 per common share. This dividend was paid on March 4, 1996, to stockholders of record as of February 27, 1996, and totaled approximately $2.3 million. The board will review the dividend payment policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

The Company had no borrowings in the first quarter 1996. At March 31, 1996, LabOne had a total unsecured line of credit at the prime rate of 8.25% of $5.0 million that may be used for general corporate purposes, of which the full amount is currently available. The Company expects to fund operations, capital additions and future dividend payments from a combination of cash reserves and cash flow from operations. At March 31, 1996, LabOne had total cash and investments of $35.8 million as compared to $37.6 million at December 31, 1995.


                         PART II.  OTHER INFORMATION

Item 6. -  Exhibits and Reports on Form 8-K

   (a)   Exhibits

27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this first quarter 1996 Form 10-Q.

   (b)   Reports on Form 8-K
              None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LabOne, Inc.


      Date:  May 8, 1996              By  /s/ Kurt E. Gruenbacher
                                          ---------------------------
                                               Kurt E. Gruenbacher
                                               V.P. Finance and CAO


      Date:  May 8, 1996              By  /s/ Robert D. Thompson
                                          ---------------------------
                                               Robert D. Thompson
                                               Executive V.P. Finance,
                                               CFO and Treasurer