Form 10-Q
period 1996-06-30
LABONE INC
filed 1996-08-08
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
               For the quarterly period ended   June 30, 1996
                                               ---------------

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

                               (913) 888-1770
                      --------------------------------
             (Registrant's telephone number, including area code)


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

                            Yes  [X]        No  [ ]


Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of August 1, 1996 - 13,083,676 net of 1,916,324 shares held as treasury stock.





                                Page 1 of 11

                        PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                         LabOne, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                                                    June 30,     December 31,
                                                                      1996           1995
ASSETS                                                             ---------       ---------
Current assets:
   Cash and cash equivalents                                     $ 5,515,066       2,993,128
   Short-term investments                                         27,524,793      34,111,752
   Accounts receivable-trade, net of allowance for doubtful
     accounts of $435,600 in 1996 and $329,995 in 1995             8,683,028       7,727,286
   Inventories                                                     1,915,364       1,533,257
   Prepaid expenses and other current assets                       1,394,812       2,883,127
   Deferred income taxes                                             257,389         167,586
                                                                  ----------      ----------
      Total current assets                                        45,290,452      49,416,136
Investments with maturities of more than one year, at cost         2,509,768         506,441
Property, plant and equipment                                     52,625,065      52,973,647
   Less accumulated depreciation                                  36,438,930      35,885,928
                                                                  ----------      ----------
      Net property, plant and equipment                           16,186,135      17,087,719
Other assets:
   Intangible assets, net of accumulated amortization              2,471,622       2,844,257
   Deferred income taxes - noncurrent                                470,759         152,520
   Deposits and other assets                                          29,916          40,761
                                                                  ----------      ----------
      Total assets                                               $66,958,652      70,047,834
                                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $ 2,464,554       2,108,376
   Income taxes payable                                               16,004          50,560
   Payable to Seafield Capital Corporation                            56,092          75,223
   Accrued payroll and benefits                                    2,336,421       1,972,475
   Other accrued expenses                                            712,548         902,297
   Other current liabilities                                          94,044          74,574
                                                                  ----------      ----------
      Total liabilities                                            5,679,663       5,183,505
Stockholders' equity:
   Preferred stock, $.01 par value per share;
     1,000,000 shares authorized, none issued                            -               -
   Common stock, $.01 par value per share; 40,000,000 shares
     authorized, 15,000,000 shares issued                            150,000         150,000
   Additional paid-in capital                                     13,550,090      13,377,728
   Equity adjustment from foreign currency translation              (569,278)       (545,818)
   Retained earnings                                              70,341,182      74,040,870
                                                                  ----------      ----------
                                                                  83,471,994      87,022,780
   Less treasury stock of 1,916,324 shares in
     1996 and 1,945,984 shares in 1995                            22,193,005      22,158,451
                                                                  ----------      ----------
      Total stockholders' equity                                  61,278,989      64,864,329
                                                                  ----------      ----------
      Total liabilities and stockholders' equity                 $66,958,652      70,047,834
                                                                  ==========      ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 2




                         LabOne, Inc. and Subsidiary
                     Consolidated Statements of Earnings

                                 Three months ended June 30,    Six months ended June 30,
                                      1996         1995             1996        1995
                                   ----------   ----------       ----------   ----------
Sales                             $14,767,797   14,622,874       28,045,642   29,312,333
Cost of sales                       7,883,730    7,508,280       15,361,051   15,010,399
                                   ----------   ----------       ----------   ----------
     Gross profit                   6,884,067    7,114,594       12,684,591   14,301,934

Selling, general and
   administrative expenses          5,864,755    5,986,157       11,650,094   12,201,154
                                   ----------   ----------       ----------   ----------
     Earnings from operations       1,019,312    1,128,437        1,034,497    2,100,780

Other income                          455,606      500,487          827,068    1,338,729
                                   ----------   ----------       ----------   ----------
     Earnings before income taxes   1,474,918    1,628,924        1,861,565    3,439,509

Income taxes                          689,845      628,415          857,147    1,268,399
                                   ----------   ----------       ----------   ----------
     Net earnings                   $ 785,073    1,000,509        1,004,418    2,171,110
                                   ==========   ==========       ==========   ==========
Earnings per common share              $0.06         0.08             0.08         0.17
                                   ==========   ==========       ==========   ==========
Dividends per common share             $0.18         0.18             0.36         0.36
                                   ==========   ==========       ==========   ==========
Weighted average common
   shares outstanding              13,302,377   13,143,450       13,246,051   13,144,649
                                   ==========   ==========       ==========   ==========















See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                                 Page 3






                         LabOne, Inc. and Subsidiary
                Consolidated Statement of Stockholders' Equity
                       Six Months Ended June 30, 1996

Additional    Foreign                                 Total
                         Common     paid-in    currency     Retained     Treasury   stockholders'
                         stock      capital   translation   earnings       stock        equity
Balance at
  December 31, 1995    $150,000   13,377,728   (545,818)   74,040,870   (22,158,451)  64,864,329
Net earnings                                                1,004,418                  1,004,418
Cash dividends
   ($0.36 per share)                                       (4,704,106)                (4,704,106)
Stock options
   exercised, net
   (25,733 shares)                   146,346                                (78,733)      67,613
Directors' stock
   issued
   (3,927 shares)                     26,016                                 44,179       70,195
Equity adjustment
   from foreign
   currency
   translation                                  (23,460)                                 (23,460)
                       --------   ----------   --------    ----------   -----------   ----------
Balance at
   June 30, 1996       $150,000   13,550,090   (569,278)   70,341,182   (22,193,005)  61,278,989
                       ========   ==========   ========    ==========   ===========   ==========




















See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                                    Page 4


                         LabOne, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows

                                                    Six months ended June 30,
                                                        1996         1995
                                                     ---------     ---------
Cash provided by operations:
   Net earnings                                     $1,004,418     2,171,110
   Adjustments to reconcile net earnings
       to net cash provided by operations:
     Depreciation and amortization                   1,914,359     2,339,006
     Loss on disposal of property and equipment         96,468       127,525
     Directors' stock compensation                      70,195        79,458
     Provision for deferred taxes                     (319,189)       92,882
     Change in short term trading portfolio, net      (590,819)   (2,839,015)
   Changes in:
     Accounts receivable                              (955,742)      525,573
     Inventories                                      (382,107)     (386,909)
     Prepaid expenses and other current assets       1,398,512       849,384
     Accounts payable                                  356,178      (284,442)
     Income taxes payable                              (34,556)       (7,538)
     Payable to Seafield Capital Corporation           (19,131)      (54,950)
     Accrued payroll and benefits                      363,946       292,682
     Accrued expenses                                 (226,036)     (322,921)
     Other current liabilities                          19,470       (56,698)
                                                    ----------    ----------
        Net cash provided by operations              2,695,966     2,525,147
                                                    ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments held to maturity       (13,355,031)  (35,666,636)
   Proceeds from maturities of investments held
      to maturity                                   18,594,571    34,283,999
   Property, plant and equipment, net                 (787,628)   (1,256,344)
   Other                                                10,845         1,715
       Net cash provided by (used for)              ----------    ----------
          investment transactions                    4,462,757    (2,637,266)
                                                    ----------    ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds
     from the exercise of stock options                 67,613           377
   Cash dividends                                   (4,704,106)   (4,696,240)
                                                    ----------    ----------
        Net cash used for financing transactions    (4,636,493)   (4,695,863)
                                                    ----------    ----------
Effect of foreign currency translation                    (292)       17,738
        Net increase (decrease) in cash             ----------    ----------
           and cash equivalents                      2,521,938    (4,790,244)

Cash and cash equivalents - beginning of period      2,993,128     6,888,806
                                                    ----------    ----------
Cash and cash equivalents - end of period           $5,515,066     2,098,562
                                                    ==========    ==========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Income Taxes                                   $ 913,605     1,368,775
                                                    ==========    ==========

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 5


                         LabOne, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                           June 30, 1996 and 1995


The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiary Lab One Canada Inc. (a Canadian corporation). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at June 30, 1996, and December 31, 1995, and the results of its operations and cash flows for the periods ended June 30, 1996 and 1995. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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



























                                   Page 6
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
- ---------------------
Selected financial data:
                    Three months ended June 30,  %Inc.       Six months ended June 30,  %Inc.
                        1996          1995       (Dec.)         1996        1995        (Dec.)
                     ----------    ----------  --------      ----------    ----------  --------
Sales               $14,767,797    14,622,874     1%        $28,045,642    29,312,333    (4%)
Net earnings            785,073     1,000,509   (22%)         1,004,418     2,171,110   (54%)
Earnings per
   common share         $0.06          0.08                     $0.08        0.17
Cash dividends
   per common share     $0.18          0.18                     $0.36        0.36

The Company provides high-quality laboratory services to insurance companies, physicians and self-insured groups.

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

In June 1996, Epitope, Inc. notified LabOne that the United States Food and Drug Administration (FDA) had approved the OraSure(Registered) HIV-1 Western Blot test as a confirmation for oral fluid HIV testing. Due to the lower collection expense associated with oral fluid specimens, the potential exists for an expansion of the life insurance testing market. Currently, there are

                                   Page 7
approximately 13.5 million individual life insurance policies sold in the United States annually. However, laboratory services are provided on only approximately four to five million of these policy applicants. The noninvasive nature of oral fluid specimen collection allows for low-cost agent collection, making testing much more affordable on smaller face value insurance policies. Conversely, the availability of the test also has the potential to cannibalize part of the existing blood testing market. The net impact of OraSure HIV-1 testing cannot be determined at this time.

Recently, the FDA approved two home-based collection kits for HIV-1 testing. These kits are available for sale to the general public to provide a confidential alternative in determining whether an individual has HIV. The availability of these products may influence insurance companies to lower testing thresholds for life insurance applicants.

SECOND QUARTER ANALYSIS

Net sales increased 1% in the second quarter 1996 to $14.8 million from $14.6 million in the second quarter 1995 due to an increase in healthcare (clinical and substance abuse testing) laboratory revenue, partially offset by a decrease in insurance laboratory revenue. Healthcare revenue increased from $1.1 million in the second quarter 1995 to $1.9 million in 1996 due to increases in clinical and substance abuse testing volumes. Insurance revenue declined to $12.8 million during the second quarter 1996 as compared to $13.5 million in the same quarter last year due primarily to competitive pressures. Average revenue per applicant declined 5% during the second quarter 1996 as compared to 1995. The total number of insurance applicants tested in the second quarter 1996 decreased by 1% as compared to the same quarter last year. Insurance kit and container revenue decreased due primarily to a decrease in the number of blood and urine kits sold.

Cost of sales increased $0.4 million in the second quarter 1996 as compared to the prior year, primarily due to the variable costs associated with increased healthcare testing volumes. Healthcare cost of sales expenses were $2.4 million as compared to $2.0 million in the second quarter 1995.

As a result of the above factors, gross profit for the quarter decreased from $7.1 million in 1995 to $6.9 million in 1996.

Selling, general and administrative expenses decreased $0.1 million (2%) in the second quarter 1996 as compared to the prior year. Healthcare overhead expenditures during the second quarter 1996 were $1.7 million as compared to $1.3 million in 1995. Insurance overhead expenses declined by $0.6 million due to ongoing cost reduction projects.

Operating income declined from $1.1 million in the second quarter 1995 to $1.0 million in 1996. Operating income from the insurance segment declined $0.1 million. The healthcare segment improved $57,000 with an operating loss of $2.2 million in the second quarter 1996.

Nonoperating income decreased $45,000 due to a decrease in investment income, partially offset by a decrease in other expenses.

The effective income tax rate increased from 39% in 1995 to 47% in 1996 due primarily to taxes on an intercompany dividend from the Canadian subsidiary.

The combined effect of the above factors resulted in net earnings of $0.8 million or $0.06 per share in the second quarter 1996 as compared to $1.0 million or $0.08 per share in the same period last year.
                                    Page 8
YEAR-TO-DATE ANALYSIS

Total revenue in the first six months of 1996 was $28.0 million as compared to $29.3 million in the same period last year. The decrease of $1.3 million or 4% can be attributed primarily to a decrease in insurance laboratory revenue of $3.1 million, partially offset by an increase in healthcare revenue of $1.8 million. Insurance laboratory revenue declined primarily due to a 6% decrease in the number of applicants tested and a 6% decrease in the average revenue per applicant. Healthcare revenue increased 103% due to substantial increases in the volume of specimens tested.

Cost of sales increased $0.4 million (2%) year-to-date as compared to the prior year. Healthcare cost of sales expenditures for the six month period in 1996 were $4.5 million as compared to $4.1 million in 1995, due to increased testing volume.

As a result of the above factors, gross profit for the first six months decreased from $14.3 million in 1995 to $12.7 million in 1996.

Selling, general and administrative expenses decreased $0.6 million (5%) in the six month period ended June 30, 1996, as compared to the prior year. Healthcare overhead expenditures during the six month period increased to $3.4 million as compared to $2.4 million in 1995. Insurance overhead expenses declined by $1.6 million due to cost reduction efforts.

Operating income declined from $2.1 million in 1995 to $1.0 million in 1996. The insurance segment operating income declined $1.4 million primarily due to lower testing revenues, partially offset by a decrease in insurance operating expenses. The healthcare segment improved from an operating loss of $4.8 million in the first six months of 1995 to a $4.4 million loss in 1996.

The effective income tax rate increased from 37% during the first six months of 1995 to 46% during the same period in 1996 primarily due to exit taxes on the Canadian dividend.

The combined effect of the above factors resulted in net earnings of $1.0 million or $0.8 per share in the six month period ended June 30, 1996, as compared to $2.2 million or $0.17 per share in the same period last year.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position decreased by $4.6 million to $39.6 million at June 30, 1996, from $44.2 million at December 31, 1995. This decrease is primarily due to dividends paid and increases in long term investments exceeding net cash provided by operations.

In May 1996, LabOne's Board of Directors declared the regular quarterly dividend of $0.18 per common share. This dividend was paid on May 30, 1996, to stockholders of record as of May 22, 1996, and totaled approximately $2.4 million. The board will review the dividend payment policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

Net additions to property, plant and equipment were $0.5 million in the second quarter 1996 as compared to $0.6 million in 1995. There were 11,986 shares of treasury stock issued for exercised options, and 3,927 shares issued for directors' stock compensation. The total number of shares held in treasury at June 30, 1996, was approximately 1.9 million shares at a total cost of $22.2 million or $11.58 per share.

The Company had no borrowings in the second quarter 1996. At June 30, 1996, LabOne had a total unsecured line of credit at the prime rate of 8.25% of $5.0 million that may be used for general corporate purposes, of which the full amount is currently available. The Company expects to fund operations, capital additions and future dividend payments from a combination of cash reserves and cash flow from operations. At June 30, 1996, LabOne had total cash and investments of $35.5 million as compared to $37.6 million at December 31, 1995.


                         PART II.  OTHER INFORMATION

Item 4. -  Submission of Matters to a Vote of Security Holders.

     (a)  The annual stockholders' meeting was held on May 9, 1996.

     (c)  Brief description of each matter voted:

       (1)Election of directors. For Messrs. Balzer, Brewer, William D. Grant, W. Thomas Grant II, Hespe, Jacobs, Patterson, Rifkind, Schweiker, Seward, Thompson, Walker and Wright, there were 12,224,876 shares voted in favor thereof and 23,449 shares withheld. For Mr. Sadler there were 12,224,476 shares voted in favor thereof and 23,849 shares withheld. There were 0 abstentions and 0 broker nonvotes for all directors.

       (2)Election to ratify the appointment of KPMG Peat Marwick LLP as independent certified public accountants of the corporation and its subsidiary for the present fiscal year. Of the 12,248,327 shares voted, 12,241,905 were voted in favor thereof and 5,095 were opposed. There were 1,324 abstentions and 3 broker nonvotes.


Item 6. -  Exhibits and Reports on Form 8-K

   (a)   Exhibits

27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this second quarter 1996 Form 10-Q.


   (b)   Reports on Form 8-K

     A Form 8-K current report dated May 10, 1996, was filed with the Commission reporting under Other Events that Giorgio Balzer decided not to accept his re-election to the Board of Directors and resigned effective immediately.

     A Form 8-K current report dated June 3, 1996, was filed with the Commission reporting under Other Events that LabOne, Inc. was notified by Epitope, Inc. that the Food and Drug Administration (FDA) had approved the OraSure HIV-1 Western Blot Test.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LabOne, Inc.


      Date:  August 8, 1996            By  /s/ Kurt E. Gruenbacher
                                          ---------------------------
                                               Kurt E. Gruenbacher
                                               V.P. Finance and CAO



      Date:  August 8, 1996            By  /s/ Robert D. Thompson
                                          ---------------------------
                                               Robert D. Thompson
                                               Executive V.P. Finance,
                                               CFO and Treasurer