Form 10-Q
period 1996-09-30
LABONE INC
filed 1996-11-07
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-Q


      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
            For the quarterly period ended   September 30, 1996
                                             ------------------

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

                            Yes  [X]        No  [ ]


Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of November 1, 1996 - 13,083,970 net of 1,916,030 shares held as treasury stock.





                                Page 1 of 11

                        PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                         LabOne, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                                                September 30,     December 31,
                                                                      1996           1995
ASSETS                                                             ---------       ---------
Current assets:
   Cash and cash equivalents                                     $ 2,790,173       2,993,128
   Short-term investments                                         27,852,502      34,111,752
   Accounts receivable-trade, net of allowance for doubtful
     accounts of $571,285 in 1996 and $329,995 in 1995             9,271,522       7,727,286
   Inventories                                                     1,574,919       1,533,257
   Prepaid expenses and other current assets                       1,985,066       2,883,127
   Deferred income taxes                                             167,586         167,586
                                                                  ----------      ----------
      Total current assets                                        43,641,768      49,416,136
Investments with maturities of more than one year, at cost         2,508,034         506,441
Property, plant and equipment                                     52,523,818      52,973,647
   Less accumulated depreciation                                  36,923,752      35,885,928
                                                                  ----------      ----------
      Net property, plant and equipment                           15,600,066      17,087,719
Other assets:
   Intangible assets, net of accumulated amortization              2,285,304       2,844,257
   Deferred income taxes - noncurrent                                638,043         152,520
   Deposits and other assets                                          28,366          40,761
                                                                  ----------      ----------
      Total assets                                               $64,701,581      70,047,834
                                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $ 2,008,195       2,108,376
   Income taxes payable                                               10,523          50,560
   Payable to Seafield Capital Corporation                            85,629          75,223
   Accrued payroll and benefits                                    1,994,531       1,972,475
   Other accrued expenses                                            774,000         902,297
   Other current liabilities                                          92,454          74,574
                                                                  ----------      ----------
      Total liabilities                                            4,965,332       5,183,505
Stockholders' equity:
   Preferred stock, $.01 par value per share;
     1,000,000 shares authorized, none issued                            -               -
   Common stock, $.01 par value per share; 40,000,000 shares
     authorized, 15,000,000 shares issued                            150,000         150,000
   Additional paid-in capital                                     13,551,174      13,377,728
   Equity adjustment from foreign currency translation              (572,168)       (545,818)
   Retained earnings                                              68,801,401      74,040,870
                                                                  ----------      ----------
                                                                  81,930,407      87,022,780
   Less treasury stock of 1,916,171 shares in
     1996 and 1,945,984 shares in 1995                            22,194,158      22,158,451
                                                                  ----------      ----------
      Total stockholders' equity                                  59,736,249      64,864,329
                                                                  ----------      ----------
      Total liabilities and stockholders' equity                 $64,701,581      70,047,834
                                                                  ==========      ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 2




                         LabOne, Inc. and Subsidiary
                     Consolidated Statements of Earnings

                                     Three months ended             Nine months ended
                                        September 30,                 September 30,
                                      1996         1995             1996        1995
                                   ----------   ----------       ----------   ----------
Sales                             $14,768,579   13,655,673       42,814,221   42,968,006
Cost of sales                       8,303,992    7,438,625       23,665,043   22,449,025
                                   ----------   ----------       ----------   ----------
     Gross profit                   6,464,587    6,217,048       19,149,178   20,518,981

Selling, general and
   administrative expenses          5,675,856    6,349,637       17,325,950   18,550,791
                                   ----------   ----------       ----------   ----------
     Earnings (loss) from
        operations                    788,731     (132,589)       1,823,228    1,968,190

Other income                          434,461      535,898        1,261,529    1,874,628
                                   ----------   ----------       ----------   ----------
     Earnings before income taxes   1,223,192      403,309        3,084,757    3,842,818

Income taxes                          407,897      132,972        1,265,044    1,401,371
                                   ----------   ----------       ----------   ----------
     Net earnings                   $ 815,295      270,337        1,819,713    2,441,447
                                   ==========   ==========       ==========   ==========
Earnings per common share              $0.06         0.02             0.14         0.19
                                   ==========   ==========       ==========   ==========
Dividends per common share             $0.18         0.18             0.54         0.54
                                   ==========   ==========       ==========   ==========
Weighted average common
   shares outstanding              13,276,126   13,127,134       13,256,076   13,138,811
                                   ==========   ==========       ==========   ==========














See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                                 Page 3





                         LabOne, Inc. and Subsidiary
                Consolidated Statement of Stockholders' Equity
                     Nine Months Ended September 30, 1996

                                  Additional    Foreign                                 Total
                         Common     paid-in    currency     Retained     Treasury   stockholders'
                         stock      capital   translation   earnings       stock        equity
Balance at
  December 31, 1995    $150,000   13,377,728   (545,818)   74,040,870   (22,158,451)  64,864,329
Net earnings                                                1,819,713                  1,819,713
Cash dividends
   ($0.54 per share)                                       (7,059,182)                (7,059,182)
Stock options
   exercised, net
   (25,886 shares)                   147,430                                (79,886)      67,544
Directors' stock
   issued
   (3,927 shares)                     26,016                                 44,179       70,195
Equity adjustment
   from foreign
   currency
   translation                                  (26,350)                                 (26,350)
                       --------   ----------   --------    ----------   -----------   ----------
Balance at
  September 30, 1996   $150,000   13,551,174   (572,168)   68,801,401   (22,194,158)  59,736,249
                       ========   ==========   ========    ==========   ===========   ==========




















See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                                    Page 4


                         LabOne, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows

                                               Nine months ended September 30,
                                                         1996         1995
                                                      ---------     ---------
Cash provided by (used for) operations:
   Net earnings                                      $1,819,713     2,441,447
   Adjustments to reconcile net earnings
       to net cash provided by operations:
     Depreciation and amortization                    2,861,100     3,352,095
     Loss on disposal of property and equipment          98,381       160,708
     Directors' stock compensation                       70,195        79,458
     Provision for deferred taxes                      (486,908)      131,396
     Change in short term trading portfolio, net       (902,783)   (3,137,090)
   Changes in:
     Accounts receivable                             (1,544,236)      521,451
     Inventories                                        (41,662)     (599,706)
     Prepaid expenses and other current assets          898,061       245,373
     Accounts payable                                  (100,181)      123,090
     Income taxes payable                               (40,037)      341,667
     Payable to Seafield Capital Corporation             10,406       (27,637)
     Accrued payroll and benefits                        22,056      (207,639)
     Accrued expenses                                  (164,584)      142,723
     Other current liabilities                           17,880       (17,717)
                                                     ----------    ----------
        Net cash provided by operations               2,517,401     3,549,619
                                                     ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments held to maturity        (15,752,895)  (53,416,920)
   Proceeds from maturities of investments held
      to maturity                                    20,994,571    55,157,700
   Acquisition of property, plant and equipment, net   (981,408)   (1,980,981)
   Other                                                 12,395          (855)
       Net cash provided by (used for)               ----------    ----------
          investment transactions                     4,272,663      (241,056)
                                                     ----------    ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds
     from the exercise of stock options                  67,544         7,158
   Cash dividends                                    (7,059,182)   (7,045,816)
                                                     ----------    ----------
        Net cash used for financing transactions     (6,991,638)   (7,038,658)
                                                     ----------    ----------
Effect of foreign currency translation                   (1,381)       32,590
                                                     ----------    ----------
        Net decrease in cash and cash equivalents      (202,955)   (3,697,505)

Cash and cash equivalents - beginning of period       2,993,128     6,888,806
                                                     ----------    ----------
Cash and cash equivalents - end of period            $2,790,173     3,191,301
                                                     ==========    ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Income taxes                                   $1,659,898     1,392,576
                                                     ==========    ==========

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 5


                         LabOne, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                         September 30, 1996 and 1995


The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiary Lab One Canada Inc. (a Canadian corporation). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at September 30, 1996, and December 31, 1995, and the results of its operations and cash flows for the periods ended September 30, 1996 and 1995. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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



























                                   Page 6
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------
Selected financial data:
                      Three months ended September 30,         Nine months ended September 30,
                        1996          1995    %Increase/        1996        1995      %Increase/
                                              (Decrease)                              (Decrease)
                     ----------    ----------  --------      ----------    ----------  --------
Sales               $14,768,579    13,655,673      8%       $42,814,221    42,968,006      0%
Net earnings            815,295       270,337    202%         1,819,713     2,441,447    (25%)
Earnings per
   common share         $0.06          0.02                     $0.14        0.19
Cash dividends
   per common share     $0.18          0.18                     $0.54        0.54

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

In June 1996, Epitope, Inc. notified LabOne that the United States Food and Drug Administration (FDA) had approved the OraSure(Registered) HIV-1 Western Blot test as a confirmation for oral fluid HIV testing. Due to the lower collection expense associated with oral fluid specimens, the potential exists

                                   Page 7
for an expansion of the life insurance testing market. The noninvasive nature of oral fluid specimen collection allows for low-cost agent collection, making testing much more affordable on smaller face value insurance policies. Conversely, the availability of the test also has the potential to cannibalize part of the existing blood testing market.

The FDA also recently approved two home-based collection kits for HIV-1 testing. These kits are available for sale to the general public to provide a confidential alternative in determining whether an individual has HIV. The availability of these products may influence insurance companies to lower testing thresholds for life insurance applicants.

Several clients have indicated that they plan to test a higher percentage of their applicants in 1997 because of these new HIV testing products. The net impact of these potential changes can not be determined at this time.

THIRD QUARTER ANALYSIS

Net sales increased 8% in the third quarter 1996 to $14.8 million from $13.7 million in the third quarter 1995 primarily due to an increase in healthcare (clinical and substance abuse testing) laboratory revenue. Healthcare revenue increased from $1.3 million in the third quarter 1995 to $2.3 million in 1996 due to increases in clinical and substance abuse testing volumes. Insurance revenue increased to $12.4 million during the third quarter 1996 as compared to $12.3 million in the same quarter last year. Average revenue per applicant declined 5% during the third quarter 1996 as compared to 1995. The total number of insurance applicants tested in the third quarter 1996 increased by 2% as compared to the same quarter last year. Insurance kit and container revenue increased due primarily to an increase in the number of oral fluid and blood kits sold.

Cost of sales increased $0.9 million in the third quarter 1996 as compared to the prior year, due primarily to increased insurance kit sales volumes and the variable costs associated with increased healthcare testing volumes. Healthcare cost of sales expenses were $2.7 million as compared to $2.3 million in the third quarter 1995.

As a result of the above factors, gross profit for the quarter increased from $6.2 million in 1995 to $6.5 million in 1996.

Selling, general and administrative expenses decreased $0.7 million (11%) in the third quarter 1996 as compared to the prior year due primarily to cost reduction projects. These efforts resulted in a decrease in consulting, travel and other overhead expenses.

Operating income increased to $0.8 million in the third quarter 1996 from a loss of $0.1 million in 1995. Operating income from the insurance segment improved $0.7 million to $3.2 million in the third quarter 1996. The healthcare segment improved $0.2 million to an operating loss of $2.4 million.

Nonoperating income decreased $0.1 million due to a decrease in investment income.

The combined effect of the above factors resulted in net earnings of $0.8 million or $0.06 per share in the third quarter 1996 as compared to $0.3 million or $0.02 per share in the same period last year.



                                    Page 8
YEAR-TO-DATE ANALYSIS

Total revenue in the first nine months of 1996 was $42.8 million as compared to $43.0 million in the same period last year. The decrease of $0.2 million can be attributed primarily to a decrease in insurance laboratory revenue of $3.0 million, primarily offset by an increase in healthcare revenue of $2.8 million. Insurance laboratory revenue declined primarily due to a 4% decrease in the number of applicants tested and a 6% decrease in the average revenue per applicant. Healthcare revenue increased 91% due to substantial increases in the volume of specimens tested.

Cost of sales increased $1.2 million (5%) year-to-date as compared to the prior year. Healthcare cost of sales expenditures for the nine month period in 1996 were $7.3 million as compared to $6.4 million in 1995, due to increased testing volume.

As a result of the above factors, gross profit for the first nine months decreased from $20.5 million in 1995 to $19.1 million in 1996.

Selling, general and administrative expenses decreased $1.2 million (7%) in the nine month period ended September 30, 1996, as compared to the prior year due to cost reduction efforts. These efforts resulted in a decrease in payroll, travel, insurance and other overhead expenditures. Depreciation expense declined due to certain assets becoming fully depreciated.

Operating income declined from $2.0 million in 1995 to $1.8 million in 1996. The insurance segment operating income declined $0.7 million primarily due to lower testing revenues, partially offset by a decrease in insurance operating expenses. The healthcare segment improved $0.6 million in the first nine months of 1996 to an operating loss of $6.8 million.

The effective income tax rate increased from 36.5% during the first nine months of 1995 to 41.0% during the same period in 1996 primarily due to taxes on an intercompany dividend from the Canadian subsidiary.

The combined effect of the above factors resulted in net earnings of $1.8 million or $0.14 per share in the nine month period ended September 30, 1996, as compared to $2.4 million or $0.19 per share in the same period last year.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position decreased by $5.5 million to $38.7 million at September 30, 1996, from $44.2 million at December 31, 1995. This decrease is primarily due to dividends paid exceeding net cash provided by operations.

In August 1996, LabOne's Board of Directors declared the regular quarterly dividend of $0.18 per common share. This dividend was paid on August 30, 1996, to stockholders of record as of August 21, 1996, and totaled approximately $2.4 million. The board will review the dividend payment policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

Net additions to property, plant and equipment were $0.2 million in the third quarter 1996 as compared to $0.7 million in 1995. There were 153 shares of treasury stock issued for exercised options.




                                    Page 9
The Company had no borrowings in the third quarter 1996. At September 30, 1996, LabOne had a total unsecured line of credit at the prime rate of 8.25% of $5.0 million that may be used for general corporate purposes, of which the full amount is currently available. The Company expects to fund operations, capital additions and future dividend payments from a combination of cash reserves and cash flow from operations. At September 30, 1996, LabOne had total cash and investments of $33.2 million as compared to $37.6 million at December 31, 1995.


                         PART II.  OTHER INFORMATION



Item 6. -  Exhibits and Reports on Form 8-K

   (a)   Exhibits

27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this third quarter 1996 Form 10-Q.


   (b)   Reports on Form 8-K

     None


































                                  Page 10



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               LabOne, Inc.


      Date:  November 7, 1996          By  /s/ Kurt E. Gruenbacher
                                          ---------------------------
                                               Kurt E. Gruenbacher
                                               V.P. Finance and CAO



      Date:  November 7, 1996          By  /s/ Robert D. Thompson
                                          ---------------------------
                                               Robert D. Thompson
                                               Executive V.P. Finance,
                                               CFO and Treasurer
































                                    Page 11