Form 10-K
period 1996-12-31
LABONE INC
filed 1997-03-07
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended - December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
                        Common stock, $0.01 par value
                        -----------------------------
                              (Title of Class)
    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes /X/     No / /
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   / /
    Approximate aggregate market value of voting stock held by non-affiliates of Registrant: $43,500,000 (based on closing price as of March 1, 1997, of $18.875). The non-inclusion of shares held by directors, officers and beneficial owners of more than 5% of the outstanding stock shall not be deemed to constitute an admission that such persons are affiliates of the Registrant within the meaning of the Securities and Exchange Act of 1934.
    Number of shares outstanding of the only class of Registrant's common stock as of March 1, 1997: $0.01 par value common - 13,084,935 shares net of 1,915,065 shares held as treasury stock.
                    DOCUMENTS INCORPORATED BY REFERENCE:
    The information included under the captions entitled "Information Concerning Nominees for Election as Directors," "Security Ownership of Management," "Security Ownership of Certain Beneficial Owners," and "Executive Compensation," in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 8, 1997, is incorporated into Part III of this Annual Report on Form 10-K.
The exhibit list for this Form 10-K begins on page 16.
                                 Page 1 of 55

                                    PART I
                                    ------
ITEM 1.  BUSINESS

General

LabOne, Inc., a Delaware corporation, was established in 1972 to provide laboratory services for the insurance industry. LabOne, Inc., together with its wholly-owned subsidiary Lab One Canada Inc., hereinafter collectively referred to as either LabOne or the Company, is the largest provider of such services in the United States and Canada. (See Note 7 of Notes to Consolidated Financial Statements for financial information regarding foreign operations.) In 1994, the Company expanded its testing offerings to include the healthcare market. The Company provides high-quality laboratory services to self-insured groups, insurance companies and physicians nationwide.

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

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare--insurance companies and self-insured groups. The Company does this through Lab Card(TM), a Laboratory Benefits Management (LBM) program.

The Lab Card Program provides laboratory testing at reduced rates as compared to traditional laboratories. It uses a unique benefit design that shares the cost savings with the patient, creating an incentive for the patient to help direct laboratory work to LabOne. Under the Program, the patient incurs no out-of-pocket expense when the Lab Card is used, and the insurance company or self-insured group receives substantial savings on its laboratory charges.

LabOne is certified by the Substance Abuse and Mental Health Services Administration (SAMHSA) to perform substance abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and nonregulated employers. The Company's rapid turnaround times and multiple testing options help clients reduce downtime for affected employees and meet mandated drug screening guidelines.

Services Provided by the Company
--------------------------------

Insurance Applicant Testing:

In order to establish the appropriate level of premium payments or to determine whether to issue a policy, an insurance company requires objective means of evaluating the insurance risk posed by policy applicants. Because decisions of this type are based on statistical probabilities of mortality

                                       2

and morbidity, an insurance company generally requires quantitative data reflecting the applicantOs general health. Standardized laboratory testing, tailored to the needs of the insurance industry and reported in a uniform format, provides an insurance company with an efficient means of evaluating the mortality and morbidity risks posed by policy applicants. The use of standardized blood, urine and oral fluid testing has proven a cost-effective alternative to individualized physician examinations, which utilize varying testing procedures and reports.

LabOne's insurance testing services consist of certain specimen profiles that provide insurance companies with specific information that may indicate liver or kidney disorders, diabetes, the risk of cardiovascular disease, bacterial or viral infections and other health risks. The Company also offers tests to detect the presence of antibodies to human immunodeficiency virus (HIV). Standardized laboratory testing can also be used to verify responses on a policy application to such questions as whether the applicant is a user of tobacco products, certain controlled substances or certain prescription drugs. Insurance companies generally offer a premium discount for nonsmokers and often rely on testing to determine whether an applicant is a user of tobacco products. Cocaine use has been associated with increased risk of accidental death and cardiovascular disorders, and as a result of the increasing abuse in the United States and Canada, insurance companies are testing a greater number of policy applicants to detect its presence. Therapeutic drug testing also detects the presence of certain prescription drugs that are being used by an applicant to treat a life-threatening medical condition that may not be revealed by a physical examination.

Insurance specimens are normally collected from individual insurance applicants by independent paramedical personnel using LabOneOs custom-designed collection kits and containers. These kits and containers are delivered to LabOneOs laboratory via overnight delivery services or mail, coded for identification and processed according to each clientOs specifications. Results are generally transmitted to the insurance companyOs underwriting department that same evening.

Starting in 1996, LabOne introduced a one-day service guarantee on oral fluid and urine HIV specimen results. LabOne also offers LabOne Net, a combination network/software product that provides a connection for insurance underwriters for ordering, delivery and management of risk assessment information such as laboratory results, motor vehicle reports and other applicant information.


Patient Testing:

The Company began offering laboratory testing services to the healthcare industry in 1994. Clinical laboratory tests are generally requested by physicians and other healthcare providers to diagnose and monitor diseases and other medical conditions through the detection of substances in blood and other specimens. Laboratory testing is generally categorized as either clinical testing, which is performed on bodily fluids including blood and urine, or anatomical pathology testing, which is performed on tissue.
Clinical and anatomical pathology tests are frequently performed as part of regular physical examinations and hospital admissions in connection with the diagnosis and treatment of illnesses. The most frequently requested tests include blood chemistry analyses, blood cholesterol level tests, urinalyses, blood cell counts, PAP smears and AIDS-related tests.

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

The Company has established the Lab Card(TM) Program, as well as alliances with major healthcare providers, as vehicles for delivering out-patient laboratory services. The Lab Card Program is marketed to healthcare payers (self-insured groups and insurance companies), allowing them to avoid price mark-ups and cost shifting. With the Program, companies save substantially on their outpatient laboratory testing, and patients pay no out-of-pocket fees when they use their Lab Card.

Substance Abuse Testing:

LabOne markets substance abuse testing to Fortune 1000 companies, third party administrators and occupational health providers. Certification by SAMHSA enables the Company to offer substance abuse testing services to federally regulated industries. There are presently 70 laboratories that are SAMHSA certified.

Specimens for substance abuse testing are typically collected by independent agencies who use LabOne's forms and collection supplies. Specimens are sealed with bar-coded, tamper-evident seals and shipped overnight to the Company. Automated systems monitor the specimens throughout the screening and confirmation process. Negative results are available immediately after testing is completed. Initial positive specimens are verified by the gas chromatography/mass spectrometry method, and results are generally available within 24 hours. Results can be transmitted electronically to the client's secured computer, printer or fax machine, or the client can use LabOne's LabLink Dial-In software to retrieve, store, search and print its drug testing results.

Segment Information
-------------------

The following table summarizes the CompanyOs revenues from services provided to the insurance and healthcare (clinical and substance abuse testing) markets (dollars in thousands):

                                    Year ended December 31,
                             1996             1995             1994
                          -----------      -----------      -----------

Insurance               $ 50,801  85%    $ 52,544  92%    $ 60,260  99%
Healthcare                 8,631  15%       4,485   8%         466   1%
                          ------           ------           ------
   Total                $ 59,432         $ 57,029         $ 60,726
                          ======           ======           ======

     (See Note 12 of Notes to Consolidated Financial Statements for operating income and identifiable assets by segment.)



                                       4
Operations
----------

The CompanyOs operations are designed to facilitate the testing of a large number of specimens and to report the results to our clients, generally within 24 hours of receipt of specimens. The Company has internally developed, custom-designed laboratory and business processing systems.

These systems enable each client company to customize its own testing and reflex requirements by several parameters to satisfy its particular needs. It is a centralized network system that provides an automated link between LabOneOs testing equipment, data processing equipment and the clientsO computer systems. This system offers LabOneOs clients the ability to customize their testing activities to best meet their needs.

As a result of the number of tests it has performed over the past several years, LabOne has compiled and maintains a large statistical data base of test results. These summary statistics are useful to the actuarial and underwriting departments of an insurance client in comparing that clientOs test results to the results obtained by the CompanyOs entire client base. Company-specific and industry-wide reports are frequently distributed to clients on subjects such as coronary risk analysis, cholesterol and drugs of abuse.

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

Procedure manuals in all areas of the laboratory help maintain uniformity and accuracy and meet regulatory guidelines. Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process. Complete documentation provides record keeping for employee reference and meets regulatory requirements. All employees are thoroughly trained to meet standards mandated by OSHA in order to maintain a safe work environment. Superblind(TM) controls are used to challenge every aspect of service at LabOne from specimen arrival through final billing. Approximately 2,000 samples are prepared and submitted anonymously each month. These samples are especially designed to challenge testing, handling and reporting procedures. Specimens requiring special handling are evaluated and verified

                                       5
by control analysis personnel. A computer edit program is used to review and verify clinically abnormal results and all positive HIV antibody and drugs-of-abuse records. As an external quality assurance program, LabOne participates in a number of proficiency programs established by the College of American Pathologists (CAP), the American Association of Bioanalysts and the Centers for Disease Control. Only three to five percent of accredited laboratories receive no deficiencies for any one on-site inspection performed by CAP. LabOne received no deficiencies on the last two CAP inspections.

LabOne is licensed under the Clinical Laboratory Improvement Amendments (CLIA) of 1988. LabOne has additional licenses for HIV and substance abuse testing from the state of Kansas and all other states where such licenses are required. LabOne is certified by SAMHSA to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations.

Technology Development
----------------------

The technology development department evaluates new commercially available tests and technologies or develops new assays and compares them to competing products in order to select the most accurate laboratory procedures. Additionally, LabOne's scientists present findings to LabOne's clients to aid them in choosing the best tests available to meet their requirements. Total technology development expenditures are not considered significant to the Company as a whole.

Sales and Marketing
-------------------

LabOne's client base currently consists primarily of insurance companies in the United States and Canada. The Company believes that its ability to provide prompt and accurate results on a cost-effective basis and its responsiveness to customer needs have been important factors in servicing existing business.

All of the sales representatives for the insurance market have significant business experience in the insurance industry or clinical laboratory-related fields. These representatives call on major clients several times each year, usually meeting with a medical director or vice president of underwriting. An important part of the CompanyOs marketing effort is directed toward providing its existing clients and prospects with information pertaining to the actuarial benefits of, and trends in, laboratory testing. The CompanyOs sales representatives and its senior management also attend underwritersO and medical directorsO meetings sponsored by the insurance industry.

The sales representatives for the clinical industry are experienced in the healthcare benefit market or clinical laboratory-related fields and currently work in the geographic areas which they represent. Marketing efforts are directed at insurance carriers, self-insured employers and trusts, and other organizations nationwide.

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

                                       6
Competition
-----------

The Company believes that the insurance laboratory testing market is approximately a $100 million industry. LabOne currently controls over half the market. LabOne has maintained its market leadership through the client relationships that it has developed over its 25-year history, its reputation for providing quality products and services at competitive prices, and its battery of tests which are tailored specifically to an insurance companyOs needs. LabOne has three other main competitors, Osborn Laboratories, Inc., Clinical Reference Laboratory and GIB Laboratories, Inc. Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services. At the time of the purchase, GIB served approximately 5% of the insurance laboratory testing market.

The insurance testing industry continues to be highly competitive. The primary focus of the competition has been on pricing. This continued competition has resulted in a decrease in LabOneOs average price per test. It is anticipated that prices may continue to decline in 1997.

The clinical laboratory testing market is a $40 billion industry which is highly fragmented and very competitive. The Company faces competition from numerous independent clinical laboratories and hospital- or physician-owned laboratories. Many of the Company's competitors are significantly larger and have substantially greater financial resources than LabOne. Through the use of Lab Card, LabOne is working to establish a solid client base in this environment.

LabOne's business plan is to be the premier low-cost provider of high-quality laboratory services to self-insured employers and insurance companies in the healthcare market. The Company feels that its superior quality and centralized, low-cost operating structure enable it to compete effectively in this market.

LabOne competes in the substance abuse testing market nationwide. The Company's major competitors are the three major clinical chains, Laboratory Corporation of America, Quest Diagnostics and Smith Kline Beecham
Laboratories, who collectively constitute approximately two-thirds of the substance abuse testing market.
















                                       7
Foreign Markets
---------------

Lab One Canada Inc. markets insurance testing services to Canadian clients, with laboratory testing performed in the United States. The following table summarizes the revenue, profit and assets applicable to the Company's domestic operations and its subsidiary, Lab One Canada Inc.

                                  Year ended December 31,
                                1996       1995       1994*
                               ------     ------     ------
                                       (in millions)
Sales:
       United States           $53.1      $50.8       53.0
       Canada                    6.4        6.2        7.7

Operating Profit:
       United States             2.5        2.1        5.8
       Canada                    0.7        0.3        1.1

Identifiable Assets:
       United States            62.1       64.4       71.3
       Canada                    2.7        5.7        5.5

 * 1994 data includes restructuring charges of $1.6 million.  (See
       Note 9 of Notes to Consolidated Financial Statements.)

Employees
---------

As of March 1, 1997, the Company had 566 full-time employees, representing an increase of 57 employees from the same time in 1996. None of the CompanyOs employees are represented by a labor union. The Company believes its relations with employees are good.


ITEM 2.  PROPERTIES

The CompanyOs corporate headquarters is located in Lenexa, Kansas, approximately 12 miles from Kansas City, Missouri. This facility is owned by the Company and occupied by the administration, information systems, insurance client services and sales departments. There is no debt associated with this building.

The CompanyOs laboratory testing facility is in Overland Park, Kansas, less than two miles from corporate headquarters. This building is also owned by the Company and is occupied by laboratory operations and clinical client services. There is no debt associated with this facility. The testing laboratory has certain enhancements that improve the efficiency of operations. All automated testing equipment requiring purified water is linked directly to a centralized water-purification system. The laboratory is also equipped with a sensor-detecting ventilation system which eliminates Ohot spotsO caused by the high-temperature output of laboratory and computer processing equipment. In addition, a full-time alternative power source is on-line in the event of electrical power shortage. These back-up power sources allow specimen testing and data processing to continue until full power is restored, thus assuring LabOneOs clients of our continuous laboratory operation.

                                       8
The Company leases a building in Lenexa, Kansas, approximately two miles from corporate headquarters, for use as a secured warehouse and purchasing and distribution center. The lease is for five years through August 1998. This lease contains an option to cancel one year prior to the end of the lease term.

The Company also leases 11 locations in Northern California and 9 in the Midwest which serve as LabOne Service Centers (LSCs). These facilities provide specimen collection services for patients and are typically located in medical office buildings.

Lab One Canada Inc. leases a building in Toronto, Ontario, Canada, which is used for sales and client services. This lease expires in November 1997.

LabOne believes that all of the above facilities are suitable for their intended use and that the space is adequate to handle certain increases in volumes. LabOne may consider facility expansion possibilities during 1997 if warranted.

ITEM 3. LITIGATION

In the normal course of business, LabOne had certain lawsuits pending at December 31, 1996. In the opinion of management, after consultation with legal counsel and based upon currently available information, none of these lawsuits are expected to have a material impact on the financial condition or results of operations of the Company.

No provisions for loss related to litigation are included in the accompanying consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None


                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock is traded in the national over-the-counter market and is listed in the NASDAQ National Market System maintained by the National Association of Securities Dealers. As of March 1, 1997, the outstanding shares were held by approximately 395 shareholders of record.

The Company paid quarterly dividends of $0.18 per common share in 1996 and 1995. The Board of Directors reviews the dividend policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.








                                       9
The following are the high and low closing prices of the stock for each quarter of 1996 and 1995:

                                    1996               1995
                               --------------     --------------
                                High     Low       High     Low
                               -----    -----     -----    -----
      1st Quarter             $17.00    12.50    $16.00    13.00
      2nd Quarter              18.75    15.75     15.50    12.75
      3rd Quarter              18.75    13.00     15.00    11.50
      4th Quarter              19.25    15.00     15.25    10.63


ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected financial information and operating data regarding the Company. This information should be read in conjunction with Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 14. (a) (1) and (2), CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES. The balance sheet data as of December 31, 1996, 1995, 1994, 1993, and 1992, and the statement of earnings data for each of the years in the five-year period ended December 31, 1996, have been derived from the Company's Consolidated Financial Statements, which have been audited by KPMG Peat Marwick LLP, the Company's independent certified public accountants.

                                       Years Ended December 31,
                                 (in thousands, except per share amounts)
                                  1996      1995    1994*     1993     1992
Statement of Earnings Data:    --------   ------   ------   ------   ------
  Sales                        $ 59,432   57,029   60,726   69,378   74,437
  Cost of sales                  32,717   29,934   29,073   30,019   31,647
                               --------   ------   ------   ------   ------
  Gross profit                   26,715   27,095   31,653   39,359   42,790
  Selling, general and
    administrative expenses      23,467   24,711   24,761   22,695   22,776
                               --------   ------   ------   ------   ------
  Earnings from operations        3,248    2,385    6,893   16,664   20,014
  Other income                    1,629    2,365    1,640      870    1,666
                               --------   ------   ------   ------   ------
  Earnings before income taxes    4,877    4,750    8,533   17,534   21,680
  Income taxes                    2,009    1,953    2,846    6,968    8,347
                               --------   ------   ------   ------   ------
  Net earnings                 $  2,868    2,797    5,687   10,566   13,333
                               ========   ======   ======   ======   ======
  Earnings per common share    $   0.22     0.21     0.43     0.80     1.02
                               ========   ======   ======   ======   ======
  Dividends per common share   $   0.72     0.72     0.72     0.72     0.72
                               ========   ======   ======   ======   ======
Balance Sheet Data:
  Working capital               $38,817   44,233   48,559   48,649   42,724
  Total assets                   64,743   70,048   76,758   81,130   81,661
  Long term debt                     -        -        -        -        -
  Stockholders' equity           58,449   64,864   71,237   74,764   72,851

   *1994 selling, general and administrative expenses include a restructuring charge of $1.6 million. (See Note 9 of Notes to Consolidated Financial Statements.)

                                      10
ITEM 7. MANAGEMENTOS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1996 Compared to 1995

Revenue for the year ended December 31, 1996, was $59.4 million as compared to $57.0 million in 1995. The increase of $2.4 million or 4% can be attributed to an increase in healthcare (clinical and substance abuse testing) segment revenue of $4.1 million, partially offset by a decrease in insurance segment revenue of $1.7 million. Healthcare revenue increased from $4.5 million in 1995 to $8.6 million in 1996 due to continued expansion efforts. Insurance segment revenue decreased, primarily due to a 6% reduction in revenue per applicant, partially offset by an increase in insurance kit revenue. The total number of applicants tested for the year was relatively the same as in 1995.

Cost of sales increased $2.8 million (9%) for the year as compared to the prior year. This increase is due primarily to increases in inbound freight expense, kit expense and outside laboratory services. These were partially offset by a decrease in rent expense due to the closing of certain LabOne Service Center (LSC) locations in 1995. Healthcare cost of sales expenditures for the year were $10.2 million as compared to $8.6 million in 1995.

As a result of the above factors, gross profit for the year decreased 1% from $27.1 million in 1995 to $26.7 million in 1996. Healthcare results improved from a loss of $4.1 million in 1995 to a loss of $1.6 million in 1996.

Selling, general and administrative expenses decreased $1.2 million (5%) in 1996 as compared to the prior year due primarily to decreases in depreciation, travel, insurance and legal expenses. Healthcare overhead expenditures increased from $5.8 million in 1995 to $7.6 million in 1996, primarily due to an increase in allocated overhead and growth in healthcare segment payroll.

Operating income increased from $2.4 million in 1995 to $3.2 million in 1996. The increase is primarily attributable to a $0.2 million increase in the insurance segment operating income and a $0.7 million decrease in the healthcare segment operating loss.

Non operating income decreased $0.7 million primarily due to a decrease in investment income.

The effective income tax rate remained steady at 41% during 1995 and 1996.

The combined effect of the above factors resulted in net earnings of $2.9 million or $0.22 per share for 1996 as compared to $2.8 million or $0.21 per share last year.

1995 Compared to 1994

Revenue decreased approximately 6% in 1995 to $57.0 million from $60.7 million in 1994 due to decreases in insurance laboratory and kit revenue, partially offset by increases in healthcare laboratory revenue. Insurance laboratory revenue declined due to decreases in the volume and price of tests performed. The total number of insurance applicants tested by LabOne during 1995 decreased


                                      11
10% as compared to 1994. This decline was due to market competition, a reduction in the total number of life insurance applications written in the industry, and regulations restricting the use of laboratory testing for underwriting of medical insurance. Average revenue per applicant declined 5%, primarily due to a decrease in prices as a result of continued competitive pressures. During the fourth quarter 1994, LabOne initiated a price stabilization plan. The purpose of the plan was to increase prices by promoting service. The initial result of this action was a slight increase in the average revenue per applicant. However, prices subsequently declined during 1995. Healthcare revenues were $4.5 million during 1995, as compared to $0.5 million in 1994.

Cost of sales increased $0.9 million (3%) in 1995 as compared to the prior year. This increase is due to increases in payroll and outside lab services related to clinical and substance abuse testing, and LSC expenses. LSC expenses increased due to the LSC expansion as well as a write-off for closing nonperforming locations. These were partially offset by decreases in Lab One Canada expenses due to closing the laboratory in 1994. Lab One Canada continues to market testing services with laboratory testing performed in the United States. Healthcare costs of sales expenses were $8.6 million during 1995, as compared to $4.0 million in 1994.

In September 1995, LabOne reduced staff by 7% resulting in additional expenses of $0.5 million. The work force reduction was considered necessary to improve the cost structure of its insurance testing operations.

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

Non operating income increased $0.7 million due to an increase in investment income, partially offset by an increase in other expenses.

The effective income tax rate increased from 33.4% during 1994 to 41.1% in 1995 due primarily to a 1994 tax adjustment related to the closure of the HORL(UK) operations and a 1995 tax adjustment related to repatriation of foreign-sourced income.

The combined effect of the above factors resulted in net earnings of $2.8 million, or $0.21 per share, in the year ended December 31, 1995, as compared to $5.7 million, or $0.43 per share, in the previous year.





                                      12
TRENDS
------
The following is management's analysis of certain existing trends that have been identified as potentially affecting the future financial results of the Company. Due to the potential for a rapid rate of change in any number of factors associated with the insurance and healthcare laboratory testing industries, it is difficult to quantify with any degree of certainty LabOne's future volumes, sales or net earnings.

In the last several years there has been a decline in the number of life insurance applications written in the industry. In addition, the insurance laboratory testing industry continues to be highly competitive. The primary focus of the competition has been on pricing. LabOne continues to maintain its market leadership by providing quality products and services at competitive prices. Management expects that prices will continue to decline during 1997 due to competitive pressures. This trend may have a continuing material impact on earnings from operations.

During June 1996, the FDA approved an oral fluid Western blot test as a confirmation for the oral fluid HIV-1 antibody test. This allows for the initial screen and the Western blot confirmation test to be performed on the same specimen. Due to the lower collection expense associated with oral fluid collection devices, the potential exists for an expansion of the testing market. Currently, there are approximately 13.5 million individual life insurance policies sold in the United States annually. However, laboratory services are provided on only approximately 4.5 million of these policy applicants. The noninvasive nature of oral specimen collection allows for lower cost collection, making testing much more affordable on smaller face value insurance policies. Conversely, the device also has the potential to cannibalize part of the existing blood and urine testing market. The net impact of oral fluid testing cannot be determined at this time.

During 1996, the FDA approved two home-based collection kits for HIV-1 testing. These products allow individuals to confidentially determine their HIV status prior to applying for insurance. To avoid insuring these high-risk applicants, the insurance companies may elect to lower the threshold at which laboratory tests are requested to prevent writing policies on HIV-positive applicants. Most insurance laboratory testing is performed on policies of $100,000 or greater, representing about one-third of all policy applicants. The $25,000 to $99,999 range represents approximately one-quarter of current insurance policy applicants. The potential exists for a significant expansion of laboratory testing for lower policy amounts. Several clients have indicated that they plan to test a higher percentage of their applicants in 1997 because of these new HIV testing products. The net impact of these potential changes cannot be determined at this time.

Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services. At the time of the purchase, GIB served approximately 5% of the insurance laboratory testing market.

LabOne entered the clinical and SAMHSA-certified substance abuse testing markets during 1994. The Company continues to add new customers in both fields. The Company's Lab Card Program covered approximately 1.1 million lives as of January 1, 1997, including The Guardian Life Insurance Company

                                      13
of America (The Guardian) and Principal Healthcare of Kansas City (Principal). Additionally, LabOne had a signed backlog of more than 300,000 additional lives to be covered by the Program.


LIQUIDITY AND CAPITAL RESOURCES

LabOneOs working capital position declined from $44.2 million at December 31, 1995, to $38.8 million at December 31, 1996. This decrease is the result of dividends paid and capital additions exceeding net cash provided by operations. Net cash provided by operations during 1996 increased by $1.1 million as compared to 1995, due to the conversion of investments held to maturity.

During 1996, LabOne paid quarterly dividends of $0.18 per common share. The Board of Directors reviews this policy on a periodic basis. The total amount of dividends paid during 1996 was $0.72 per share, or $9.4 million. Although cash dividends paid currently exceed net cash provided by operations, there are no immediate restrictions that would limit the CompanyOs ability to make future dividend payments.

During 1996, the Company invested $3.2 million in additional property, plant and equipment, as compared to $2.9 million in 1995 and $3.4 million in 1994. Of the amounts spent in 1996, 1995 and 1994, approximately $0.7 million, $1.4 million and $1.8 million, respectively, were for the diversification into the clinical and substance abuse testing markets. Additional investments in property, plant and equipment in 1997 are expected to be consistent with the amount spent in prior years. At December 31, 1996, the Company had a commitment to purchase certain assets and customer lists of GIB Laboratories, Inc. (see Note 14 of Notes to Consolidated Financial Statements).

The Company had no short-term borrowings during 1996. Management expects to be able to fund operations, capital asset additions, treasury stock purchases, if any, and future dividend payments from a combination of cash flow and cash reserves. Total cash and investments at December 31, 1996, were $31.9 million, as compared to $37.6 million at December 31, 1995. Included in LabOne's investments at year-end are $25.0 million of short-term investments classified as trading securities and recorded at market value. All other short- and long-term investments are classified as held-to-maturity and recorded at amortized cost.

In 1995, LabOne was advised by Seafield Capital Corporation (Seafield) that Seafield had retained Alex. Brown & Sons Incorporated as financial adviser to assist Seafield in considering strategic alternatives to maximize Seafield shareholder value. Seafield is a holding company that owns 82% of LabOne, as well as a number of other investments and cash equivalents. LabOne has been informed that, one alternative Seafield is considering is a merger into LabOne. Seafield's Board of Directors has also announced that it will consider other business combination proposals that are presented. LabOne has appointed a special committee of directors who are not affiliated with Seafield to consider any merger or other proposal that may be presented to it by Seafield. There can be no assurance that a merger with Seafield will occur.






                                      14
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See ITEM 14.(a).



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None



                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the captions entitled "Information Concerning Nominees for Election as Directors," "Security Ownership of Management," "Security Ownership of Certain Beneficial Owners," and "Executive Compensation," in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 8, 1997, is incorporated into Items 10, 11, 12 and 13 above by reference.





























                                      15

                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1) and (2) -- The following consolidated financial statements and schedules are attached as a separate section of this report entitled "Consolidated Financial Statements and Schedules":


     INDEPENDENT AUDITORS' REPORT


     CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheets, December 31, 1996, and 1995
     Consolidated Statements of Earnings, Years Ended
          December 31, 1996, 1995, and 1994
     Consolidated Statements of Stockholders' Equity,
          Years Ended December 31, 1996, 1995, and 1994
     Consolidated Statements of Cash Flows, Years Ended
          December 31, 1996, 1995, and 1994
     Notes to Consolidated Financial Statements

     SCHEDULES:
     Schedule II - Valuation and qualifying accounts

     All other schedules are omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or the notes thereto.



(b)  Reports on Form 8-K

A Form 8-K current report dated December 5, 1996, was filed with the commission reporting under Other Events the agreement with GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America, to acquire selected assets, including customer lists. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services.
















                                      16
c)  Exhibits required by Item 601 of Regulation S-K
         (Exhibits follow the Schedules):
                                                                          Page
                                                                          ----
3.1*   Articles of Incorporation - attached as Exhibit (3) to the
       Registrant's Form 10-K Annual Report dated March 28, 1988.

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

10.4   Amendment to paragraph 3 of the Registrant's Long
       Term Incentive Plan - attached as Exhibit (10.4) to the Registrant's Form 10-K Annual Report dated
       March 21, 1996.**

10.5* Registrant's Stock Plan for nonemployee directors - attached as Exhibit (A) to the Registrant's Proxy
       Statement dated April 10, 1992. ***

10.6   Registrant's Annual Incentive Plan. **                               42

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

10.9 Amendment to Services Agreement, dated September 15, 1995, between the Registrant and Business Men's Assurance
       Company of America attached as Exhibit (10.9) to the Registrant's Form 10-K Annual Report dated March 21, 1996





                                      17
                                                                          Page
                                                                          ----

10.10* Form of Employment Agreement between the Registrant and its executive officers and certain key employees - attached as Exhibit (10) to the Registrant's Form 10-K
       Annual Report dated March 28, 1988. **

10.11 Amended Employment Agreement between the Registrant and Robert D. Thompson - attached as Exhibit (10.11) to the Registrant's Form 10-K Annual Report dated
       March 21,1996. **

10.12* Employment Agreement between the Registrant and
       Gregg R. Sadler - attached as Exhibit (10.14) to the Registrant's Form 10-K Annual Report dated
       March 14, 1994. **

10.13  Amendment to Employment Agreement between the
       Registrant and Gregg R. Sadler - attached as
       Exhibit (10.13) to the Registrant's Form 10-K
       Annual Report dated March 21, 1996. **

10.14  Employment Agreement between the Registrant and
       Thomas J. Hespe - attached as Exhibit (10.14) to the Registrant's Form 10-K Annual Report dated
       March 21, 1996. **

10.15* Amended Employment Agreement between the Registrant                  43
       and Carl W. Ludvigsen, Jr. dated November 15,1996. **

10.16* Employment Agreement between the Registrant and
       Robert F. Thompson - attached as Exhibit (10.17) to the Registrant's Form 10-K Annual Report dated
       March 23, 1995. **

10.17* Form of Amendment to Employment Agreement between the Registrant and Robert F. Thompson - attached as
       Exhibit (10.18) to the Registrant's Form 10-K Annual
       Report dated March 23, 1995. **

11. Statement regarding computation of per share earnings - see Note 1 of Notes to Consolidated
       Financial Statements, "Earnings Per Share."

21. Subsidiaries of Registrant - see Note 1 of Notes to Consolidated Financial Statements, "Principles of
       Consolidation and Basis of Presentation."










                                      18
                                                                          Page
                                                                          ----

23.    Consents of experts and counsel - independent                       54
       accountants' consent.

24.    Powers of Attorney.                                                 55

27. Financial Data Schedule - as submitted electronically by the Registrant in conjunction with this 1996 Form 10-K.

99. Proxy Statement for Annual Shareholders Meeting to be held May 9, 1997 - to be filed.


      * Incorporated by reference pursuant to Rule 12b-23
     ** Management Compensatory Plan
    *** Non-Management Director Compensatory Plan


These exhibits may be obtained by stockholders of Registrant upon written request to LabOne, Inc., 10310 W. 84th Terrace, Lenexa, KS 66214.


(d)    Not applicable


































                                      19
                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LabOne, Inc.

By:      /s/ Robert D. Thompson          By:      /s/ Kurt E. Gruenbacher
         ----------------------                   -----------------------
         Robert D. Thompson                       Kurt E. Gruenbacher
Title:   Executive V.P. Finance, CFO     Title:   V.P. Finance and CAO
         and Treasurer
Date:    March 7, 1997                    Date:    March 7, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 7, 1997 in the capacities indicated.

By:      /s/ W. Thomas Grant II          By:      /s/ Robert D. Thompson
         ----------------------                   ----------------------
         W. Thomas Grant II                       Robert D. Thompson
Title:   Chairman of the Board,          Title:   Executive V.P. Finance,
         President and Chief Executive            CFO and Treasurer
         Officer

By:      /s/ Gregg R. Sadler             By:      /s/ Thomas J. Hespe
         -------------------                      -------------------
         Gregg R. Sadler                          Thomas J. Hespe
Title:   Executive V.P. Administration,  Title:   Executive V.P. Sales and
         Secretary and Director                   Marketing and Director

By:      /s/ Kurt E. Gruenbacher         By:      */s/ William D. Grant
         -----------------------                  ---------------------
         Kurt E. Gruenbacher                      William D. Grant
Title:   V.P. Finance and CAO            Title:   Director

By:      */s/ P. Anthony Jacobs          By:      */s/ John E. Walker
         ----------------------                   -------------------
         P. Anthony Jacobs                        John E. Walker
Title:   Director                        Title:   Director

By:      */s/ James R. Seward            By:      */s/ R. Dennis Wright
         --------------------                     ---------------------
         James R. Seward                          R. Dennis Wright
Title:   Director                        Title:   Director

By:      */s/ Richard S. Schweiker       By:      */s/ Joseph H. Brewer
         -------------------------                ---------------------
         Richard S. Schweiker                     Joseph H. Brewer
Title:   Director                        Title:   Director

By:      */s/ Richard A. Rifkind         *By:     /s/ Gregg R. Sadler
         -----------------------                  -------------------
         Richard A. Rifkind                       Gregg R. Sadler
Title:   Director                                 Attorney-in-fact


                                      20
















                        LABONE, INC. AND SUBSIDIARIES




                Consolidated Financial Statements and Schedules
                       December 31, 1996, 1995 and 1994
                 (With Independent Auditors' Report Thereon)



































                            LABONE, INC. AND SUBSIDIARIES
                  Consolidated Financial Statements and Schedules


                                      Index
                                      -----


                                                                        Page

INDEPENDENT AUDITORS' REPORT                                            23


CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets, December 31, 1996 and 1995             24

    Consolidated Statements of Earnings, Years ended
      December 31, 1996, 1993 and 1994                                  26

    Consolidated Statements of Stockholders' Equity,
      Years ended December 31, 1996, 1995 and 1994                      27

    Consolidated Statements of Cash Flows, Years ended
      December 31, 1996, 1995 and 1994                                  28

    Notes to Consolidated Financial Statements                          29


SCHEDULE:

    Schedule II - Valuation and Qualifying Accounts                     41


























                            INDEPENDENT AUDITORS' REPORT
                            ----------------------------


The Board of Directors
LabOne, Inc.:


We have audited the accompanying consolidated balance sheets of LabOne, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LabOne, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/KPMG Peat Marwick LLP


Kansas City, Missouri
January 31, 1997















                                      23
                          LABONE, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            December 31, 1996 and 1995

      Assets                                            1996          1995
      ------                                         ----------    ----------
Current assets:
  Cash and cash equivalents                       $   3,613,454     2,993,128
  Short-term investments (note 11)                   27,781,974    34,111,752
  Accounts receivable-trade, net of allowance
    for doubtful accounts of $657,558 in 1996
    and $329,995 in 1995                              9,598,707     7,727,286
  Inventories                                         1,360,164     1,533,257
  Prepaid expenses and other current assets           2,074,538     2,883,127
  Deferred income taxes                                 682,206       167,586
                                                     ----------    ----------
         Total current assets                        45,111,043    49,416,136
                                                     ----------    ----------

Investments with maturities of more than one
    year, at cost (note 11)                             504,292       506,441
                                                     ----------    ----------
Property, plant and equipment:
  Land                                                1,495,833     1,540,807
  Building                                           11,978,641    11,940,493
  Laboratory equipment                               17,092,316    17,134,151
  Data processing equipment and software             16,966,467    16,347,813
  Office and transportation equipment                 4,110,435     4,992,257
  Leasehold improvements                                998,805     1,018,126
                                                     ----------    ----------
                                                     52,642,497    52,973,647

  Less accumulated depreciation                      35,751,529    35,885,928
                                                     ----------    ----------
         Net property, plant and equipment           16,890,968    17,087,719
                                                     ----------    ----------

Other assets:
  Intangible assets, net of accumulated
    amortization (note 2)                             2,098,987     2,844,257
  Deferred income taxes-noncurrent (note 3)             114,683       152,520
  Deposits and other assets                              23,202        40,761
                                                     ----------    ----------
                                                  $  64,743,175    70,047,834
                                                     ==========    ==========














                            LABONE, INC. AND SUBSIDIARIES

                        Consolidated Balance Sheets, Continued


    Liabilities and Stockholders' Equity                1996          1995
    ------------------------------------             ----------    ----------
Current liabilities:
  Accounts payable                                 $  2,971,376     2,108,376
  Income taxes payable                                    -            50,560
  Payable to Seafield Capital Corporation (note 8)       26,217        75,223
  Accrued payroll and benefits                        2,802,566     1,972,475
  Other accrued expenses                                393,811       902,297
  Other current liabilities                              99,912        74,574
                                                     ----------    ----------
       Total current liabilities                      6,293,882     5,183,505
                                                     ----------    ----------


Stockholders' equity:
  Preferred stock, $0.01 par value per share;
     1,000,000 shares authorized, none issued             -             -
  Common stock, $0.01 par value per share;
     40,000,000 shares authorized, 15,000,000
     shares issued (note 5)                             150,000       150,000
  Additional paid-in capital                         13,546,121    13,377,728
  Equity adjustment from foreign currency
     translation                                       (543,959)     (545,818)
  Retained earnings                                  67,494,437    74,040,870
                                                     ----------    ----------
                                                     80,646,599    87,022,780

  Less treasury stock of 1,915,835 shares in
     1996 and 1,945,984 shares in 1995, at cost      22,197,306    22,158,451
                                                     ----------    ----------
        Total stockholders' equity                   58,449,293    64,864,329
                                                     ----------    ----------
                                                  $  64,743,175    70,047,834
Total Liabilities and Stockholders' Equity           ==========    ==========

















See accompanying notes to consolidated financial statements.

                            LABONE, INC. AND SUBSIDIARIES
                         Consolidated Statements of Earnings
                     Years ended December 31, 1996, 1995 and 1994


                                          1996          1995          1994
                                       ----------    ----------    ----------
Sales                               $  59,431,855    57,029,424    60,725,982
Cost of sales                          32,716,833    29,934,033    29,072,508
                                       ----------    ----------    ----------
     Gross profit                      26,715,022    27,095,391    31,653,474

Selling, general and administrative
  expenses (notes 8 and 9)             23,466,958    24,710,709    24,760,918
                                       ----------    ----------    ----------
     Earnings from operations           3,248,064     2,384,682     6,892,556
                                       ----------    ----------    ----------

Other income (expenses):
  Investment income                     1,769,182     2,565,463     1,328,493
  Other income (expense), net              14,930        (3,144)      371,749
  Gain (loss) on disposal of equipment   (155,587)     (196,827)      (59,778)
                                       ----------    ----------    ----------
      Total other income (expenses)     1,628,525     2,365,492     1,640,464
                                       ----------    ----------    ----------

      Earnings before income taxes      4,876,589     4,750,174     8,533,020
                                       ----------    ----------    ----------

Income taxes (note 3):
  Current                               2,485,473     1,259,416     4,043,568
  Deferred                               (476,783)      693,703    (1,197,676)
                                       ----------    ----------    ----------
      Total income taxes                2,008,690     1,953,119     2,845,892
                                       ----------    ----------    ----------
      Net earnings                   $  2,867,899     2,797,055     5,687,128
                                       ==========    ==========    ==========

Earnings per common share                $  .22            .21           .43
                                           ====           ====          ====

Weighted average common shares
     and common share equivalents
     outstanding                       13,266,116    13,133,861    13,276,590
                                       ==========    ==========    ==========











See accompanying notes to consolidated financial statements.

                                      LABONE, INC. AND SUBSIDIARIES
                             Consolidated Statements of Stockholders' Equity
                               Years ended December 31, 1996, 1995 and 1994

                                                           Foreign                                  Total
                                            Additional    currency                                  stock-
                                  Common     paid-in      transla-     Retained      Treasury      holders'
                                   stock     capital        tion       earnings        stock        equity
                                 --------   ----------    ---------   ----------    ----------    ----------
Balance at December 31, 1993      150,000   12,739,088     (424,698)  84,305,203   (22,005,663)   74,763,930

Net earnings                         -           -             -       5,687,128         -         5,687,128
Cash dividends ($.72 per share)      -           -             -      (9,352,991)        -        (9,352,991)
Adjustment from foreign
    currency translation             -           -         (258,685)      -              -          (258,685)
Net issuance of 81,590 shares
    of treasury stock                -         608,367         -          -           (211,116)      397,251
                                 --------   ----------    ---------   ----------    ----------    ----------
Balance at December 31, 1994      150,000   13,347,455     (683,383)  80,639,340   (22,216,779)   71,236,633

Net earnings                         -           -             -       2,797,055         -         2,797,055
Cash dividends ($.72 per share)      -           -             -      (9,395,525)        -        (9,395,525)
Adjustment from foreign
    currency translation             -           -          137,565       -              -           137,565
Net issuance of 12,004 shares
    of treasury stock                -          30,273         -          -             58,328        88,601
                                 --------   ----------    ---------   ----------    ----------    ----------
Balance at December 31, 1995     $150,000   13,377,728     (545,818)  74,040,870   (22,158,451)   64,864,329

Net earnings                         -           -             -       2,867,899         -         2,867,899
Cash dividends ($.72 per share)      -           -             -      (9,414,332)        -        (9,414,332)
Adjustment from foreign
    currency translation             -           -            1,859       -              -             1,859
Net issuance of 30,149 shares
    of treasury stock                -         168,393         -          -            (38,855)      129,538
                                 --------   ----------    ---------   ----------    ----------    ----------
Balance at December 31, 1996     $150,000   13,546,121     (543,959)  67,494,437   (22,197,306)   58,449,293
                                 ========   ==========    =========   ==========    ==========    ==========












See accompanying notes to consolidated financial statements.

                                      27
                                     LABONE, INC. AND SUBSIDIARIES
                                Consolidated Statements of Cash Flows
                            Years ended December 31, 1996, 1995 and 1994
                                                                       1996          1995          1994
Cash provided by operations:                                        ----------    ----------    ----------
     Net earnings                                                 $  2,867,899     2,797,055     5,687,128
     Adjustments to reconcile net earnings to net
         cash provided by operations:
            Depreciation and amortization                            3,911,157     4,191,435     6,620,930
            Deferred income taxes                                     (476,783)      693,703    (1,197,676)
            (Gain) loss on disposal of equipment                       155,587       196,827        59,778
            Directors' stock compensation                               62,096        77,890        72,807
            Change in short term trading securities, net            (1,218,633)   (3,446,170)  (13,686,663)
            Changes in:
                Accounts receivable                                 (1,871,421)      909,324      (577,791)
                Inventories                                            173,093      (745,918)       (3,271)
                Prepaid expenses and other current assets              808,589       124,399        21,199
                Accounts payable                                       863,000        83,804       (50,150)
                Income taxes payable                                   (50,560)      (80,508)       37,943
                Payable to Seafield Capital Corporation                (49,006)      (38,352)      113,575
                Accrued payroll and benefits                           830,091        57,018      (399,092)
                Accrued expenses                                      (508,486)     (398,040)      569,709
                Other current liabilities                               25,338         8,436      (632,381)
                                                                    ----------    ----------    ----------
        Net cash provided by (used for) operations                   5,521,961     4,430,903    (3,363,955)
                                                                    ----------    ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments held to maturity                       (15,752,895)  (65,568,743)  (79,501,640)
   Proceeds from maturities of investments held to maturity         23,394,571    69,459,252    90,601,588
   Property, plant and equipment additions, net                     (3,225,956)   (2,860,612)   (3,399,579)
   other                                                                17,559         7,299       252,430
                                                                    ----------    ----------    ----------
       Net cash provided by investment transactions                  4,433,279     1,037,196     7,952,799
                                                                    ----------    ----------    ----------
Cash provided by (used for) financing transactions:
   Proceeds from exercise of stock options                              67,442        10,711       324,444
   Cash dividends                                                   (9,414,332)   (9,395,525)   (9,352,991)
                                                                    ----------    ----------    ----------
       Net cash used for financing activities                       (9,346,890)   (9,384,814)   (9,028,547)
                                                                    ----------    ----------    ----------
Effect of foreign currency translation                                  11,976        21,037      (185,891)
                                                                    ----------    ----------    ----------
    Net increase (decrease) in cash and cash equivalents               620,326    (3,895,678)   (4,625,594)
Cash and cash equivalents at beginning of year                       2,993,128     6,888,806    11,514,400
                                                                    ----------    ----------    ----------
Cash and cash equivalents at end of year                         $   3,613,454     2,993,128     6,888,806
                                                                    ==========    ==========    ==========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                                $       -            -                685
                                                                    ==========    ==========    ==========
         Income taxes                                            $   2,251,320     1,570,574     3,660,955
                                                                    ==========    ==========    ==========
See accompanying notes to consolidated financial statements.
                                      28

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                          December 31, 1996, 1995 and 1994


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------
Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The accompanying consolidated financial statements include the accounts of LabOne, Inc. (LabOne or the Company), its wholly-owned Canadian subsidiary, Lab One Canada Inc., and, prior to its disposal in 1994, its wholly-owned United Kingdom subsidiary, HORL(UK) Limited. All significant intercompany transactions have been eliminated in consolidation. LabOne was 82%-owned by Seafield Capital Corporation (Seafield) at December 31, 1996.

Prior to 1994, LabOne and its wholly-owned subsidiaries were engaged primarily in laboratory testing for insurance companies. During 1994, LabOne began marketing laboratory testing services to the healthcare (clinical and substance abuse)industry.


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

               Buildings                            30 years
               Laboratory equipment                3-5 years
               Data processing equipment           3-5 years
               Office equipment                      5 years
               Leasehold improvements               30 years

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

                             LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

Earnings Per Share
------------------
Earnings per share is computed using the weighted average number of common shares issued and the common share equivalents of dilutive stock options, less treasury stock.

(2)    INTANGIBLE ASSETS
       -----------------
The cost and accumulated amortization of intangible assets at December 31, 1996 and 1995 are as follows:

                                                        1996          1995
                                                      ---------     ---------
Patent                                             $  8,000,000     8,000,000
Accumulated amortization                              7,260,838     6,739,102
                                                      ---------     ---------
                                                        739,162     1,260,898
                                                      ---------     ---------

Excess of cost over fair value of assets acquired     4,470,684     4,470,684
Accumulated amortization                              3,110,859     2,887,325
                                                      ---------     ---------
                                                      1,359,825     1,583,359
                                                      ---------     ---------
       Intangible assets, net of accumulated
          amortization                             $  2,098,987     2,844,257
                                                      =========     =========

(3)    INCOME TAXES
       ------------

The components of income taxes and deferred taxes applicable to temporary differences are as follows (for the years ended December 31):

                                     1996          1995         1994
                                 ----------     ---------     ---------
    Current:
        Federal                $  1,878,022     1,007,007     2,728,116
        State                       347,809        66,852       546,264
        Foreign                     259,642       185,557       769,188
                                 ----------     ---------     ---------
                                  2,485,473     1,259,416     4,043,568
                                 ----------     ---------     ---------
    Deferred:
        Federal                    (490,408)      475,021      (846,527)
        State                      (118,293)      124,499      (146,539)
        Foreign                     131,918        94,183      (204,610)
                                 ----------     ---------     ---------
                                   (476,783)      693,703    (1,197,676)
                                 ----------     ---------     ---------
                               $  2,008,690     1,953,119     2,845,892
                                 ==========     =========     =========

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements




Total income taxes differ from the amounts computed by applying the statutory income tax rate of 34% to earnings before income taxes for the following reasons (for the years ended December 31):

                                       1996           1995          1994
                                    ----------     ---------     ---------
Application of statutory income
    tax rate                      $  1,658,040     1,615,059     2,901,227
Foreign taxes, net                     113,803        84,472       189,456
Write-off of investment in
    UK subsidiary                          -           -          (193,229)
State income taxes, net                151,481       126,292       263,819
Repatriation of foreign source
    income                                 -         193,229
Tax-exempt interest                    (44,708)     (137,099)     (245,069)
Other, net                             130,074        71,166       (70,312)
                                    ----------     ---------     ---------
                                  $  2,008,690     1,953,119     2,845,892
                                    ==========     =========     =========

The tax effects of temporary differences that create significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                  1996         1995
                                               ---------    ---------
Current income tax assets:
    Repatriation of foreign source income     $      -       (220,798)
    Accrued vacation                             301,631      272,210
    Accrued medical claims                        63,643       62,162
    Bad debts                                    260,968       31,081
    Other accruals                                   656        2,738
    Inventory adjustment                          20,183       12,685
    Other items                                   35,125        7,508
                                               ---------    ---------
        Total current income tax assets       $  682,206      167,586
                                               =========    =========

Deferred noncurrent tax assets
(liabilities):
    Depreciation and amortization             $  111,405     262,515
    Other items                                    3,278    (109,995)
                                               ---------    ---------
       Total deferred tax assets              $  114,683     152,520
                                               =========    =========

A valuation allowance for deferred tax assets was not necessary at December 31, 1996 or 1995.

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

 (4)    BENEFIT PLANS
       -------------

LabOne maintains a money purchase pension plan for all employees who have completed one-half year of service and have attained age twenty and one-half years. The plan is a defined contribution plan under which LabOne contributes a percentage of a participant's annual compensation. LabOne has contributed 7% of a participant's annual compensation up to the maximum social security wage base plus an additional 5.7% of the amounts in excess of the annual maximum wage base. Participants become 100% vested after five plan years of service. Each participant's account is 100% vested in the event of disability or death while employed by LabOne. Normal retirement age under the plan is sixty-five. LabOne's contributions to the plan were $1,260,000, $1,187,000 and $1,008,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

LabOne has a profit sharing plan for all employees who have completed six months of service and a minimum of 500 hours of service and have attained the age of twenty and one-half years. The plan is intended to include a qualified cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986. Subject to certain limits imposed by law, each participant may generally make tax deferred contributions to the plan not in excess of 10% of annual compensation. LabOne contributes on behalf of each participant an amount equal to 50% of the participant's annual contributions, but not in excess of 5% of the participant's annual compensation. A participant is fully vested at all times with respect to the portion of the account attributable to the participant's own contributions. The plan provides for the vesting of 100% of a participant's account attributable to LabOne contributions upon completion of five plan years of service. Each participant's account is 100% vested upon disability, death or the attainment of age sixty-five while employed by LabOne. The normal retirement age under the plan is age sixty-five. Plan assets contributed by employees can be invested in LabOne common stock or various investment instruments. LabOne contributions are invested in LabOne common stock. LabOne's contributions to the plan for the years ended December 31, 1996, 1995 and 1994 were $509,000, $488,000 and $446,000, respectively.


(5)    STOCK OPTIONS
       -------------

LabOne has a long-term incentive plan which provides for granting awards, including stock options, for not more than 2,150,000 shares of LabOne common stock. LabOne has granted certain stock options which entitle the grantee to purchase shares for a price equal to the fair market value at date of grant with option periods up to ten years.

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


The Company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB 25). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (FAS 123) which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, FAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in FAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of FAS 123.

A summary of the status of the Company's stock option plan as of December 31, 1996, 1995, and 1994 and changes during the years then ended is presented below:

                                     1996                     1995                       1994
                             ---------------------    ---------------------      ---------------------
                                         Weighted-                Weighted-                  Weighted-
                               Number     Average       Number     Average         Number     Average
                                 of      Exercise         of      Exercise           of      Exercise
     Fixed Options             Shares      Price        Shares      Price          Shares     Price
     -------------           ---------  ----------    --------   ----------      ---------   ---------
Outstanding at beginning
    of year                  1,572,167    $13.07      1,317,068    $13.74        1,370,606     $12.07
Granted                        314,297     16.39        497,000     12.44          292,259      20.52
Exercised                     (120,305)    10.67        (43,511)    10.82         (220,055)     10.54
Forfeited                     (306,600)    14.74       (198,390)    16.41         (125,742)     13.51
                              --------                ---------                  ---------
Outstanding at end of year   1,459,559     13.63      1,572,167     13.07        1,317,068      13.74
                             =========                =========                  =========
Options exerciseable at
    year-end                   718,705                  881,696                     715,553

The following table summarizes information about stock options at December 31,1996.

                              Options Outstanding                            Options Exercisable
                          ----------------------------                    -------------------------
                                           Weighted-
                                           average           Weighted-                    Weighted-
                                          remaining           average                      average
   Range of                 Number        contractual        exercise       Number        exercise
 exercise prices          outstanding     life (years)         price      Exercisable       price
 ---------------          -----------     ------------       ----------   -----------     ---------
$   9.87- 9.87                249,223          4.0              $ 9.87      249,223         $ 9.87
   11.12-11.62                471,180          6.9               11.43      248,380          11.25
   13.37-14.12                167,797          8.3               13.93       29,100          14.02
   14.37-15.87                180,000          7.0               14.70      139,200          14.45
   16.62-16.62                235,000          9.9               16.62          -              -
   17.12-23.87                156,359          7.8               20.20       52,802          20.87
                          -----------          ---               -----      ------           -----
    9.87-23.87              1,459,559          7.2               13.63      718,705          12.21
                          ===========          ===                          =======

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
The weighted-average per share fair value of stock options granted during 1996 and 1995 was $4.77 and $3.18 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1996-expected dividend yield of 4.4%, risk-free interest rate of 6.0%, expected volatility factor of 36.6% and an expected life of six years; 1995-expected dividend yield of 5.8%, risk-free interest rate of 6.3%, expected volatility factor of 36.6% and an expected life of six years.

Since the Company applies APB 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the financial statements.
Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under FAS 123, the Company's net earnings and earnings per share would have been reduce by approximately $199,000 or $.02 per share in 1996 and approximately $73,000 or $.01 per share in 1995.

Pro forma net earnings reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under FAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation costs are reflected over the options' vesting period of five years for the 1996 and 1995 options. Compensation cost for options granted prior to January 1, 1995 is not considered.

(6)    OTHER COMMITMENTS
       -----------------

LabOne has several noncancelable operating leases, primarily for land and buildings, and other commitments that expire through 2000. Rental expense for these operating leases during 1996, 1995 and 1994 amounted to $813,000, $861,000 and $803,000, respectively.

Future minimum lease payments and other commitments under these agreements as of December 31, 1996, are:
                                  Year          Amount
                                  ----         ---------
                                  1997        $ 529,094
                                  1998          220,868
                                  1999           58,968
                                  2000            4,070

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

(7)    FOREIGN OPERATIONS
       ------------------

The following summarizes financial information for LabOne's wholly-owned Canadian subsidiary, Lab One Canada Inc., for the years ended December 31:

                                   1996          1995          1994
                               ----------    ----------    ----------
Revenues                     $  6,379,505     6,223,939     7,676,929
Operating earnings                718,567       289,223     1,118,895
Total assets                    2,668,434     5,747,329     5,494,958


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

Allocated expenses from Seafield, including charges under the Services Agreement, for the years ended and the amounts payable at December 31 are as follows:

                                        1996         1995         1994
                                       -------      -------      -------

Allocated expenses for the year     $  111,846      108,787      113,575
                                       =======      =======      =======
Amount payable at December 31       $   26,217      108,787      113,575
                                       =======      =======      =======



                                      36
                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


(9)    RESTRUCTURING CHARGES
       ---------------------

Selling, general and administrative expenses in the year ended December 31, 1994, include a restructuring charge of $1,562,000. The charge includes severance payments to executives, a write-off of fixed assets, provision for loss on lease commitments, and severance payments related to closing the Canadian laboratory testing facility. The restructuring charge reduced 1994 net income by $1,041,000 or $0.08 per share


(10)    LITIGATION
        ----------
In the normal course of business, LabOne had certain lawsuits pending at December 31, 1996. In the opinion of management, after consultation with legal counsel and based upon current available information, none of these lawsuits are expected to have a material impact on the Company and financial position or results of operations.

(11)    INVESTMENT SECURITIES
        ---------------------

A summary of investment securities information relating to quoted market values and unrealized holding gains and losses at December 31, 1996 and 1995, is as follows:
                                                              1996
                                ------------------------------------------------------------------
                                                            Amount at
                                                          which carried    Unrealized    Unrealized
      Maturities less           Amortized                in the balance      holding       holding
       than one year               cost         Market        sheet           gains        losses
    ------------------          ----------    ----------    ----------      --------     ---------
Trading Securities:
Vanguard Short-term U.S.
    Treasury Portfolio        $ 23,880,194    23,880,194    23,880,194          -            -
Vanguard Municipal Bond
    Fund-Money Market            1,153,730     1,153,730     1,153,730          -            -
                                ----------    ----------    ----------      --------     ---------
  Total Trading Securities      25,033,924    25,033,924    25,033,924          -            -

Held-to-Maturity investments:
Canadian government notes          746,042       746,042       746,042          -            -
Obligations of states and
   political subdivisions        2,002,008     1,996,713     2,002,008          -          5,295
                                ----------    ----------    ----------      --------     ---------
  Total Held-to-Maturity
    investments                  2,748,050     2,742,755     2,748,050          -          5,295
                                ----------    ----------    ----------      --------     ---------
        Total short-term
           investments        $ 27,781,974    27,776,679    27,781,974          -          5,295
                                ==========    ==========    ==========      ========     =========
     Maturities more
      than one year
    ------------------
Held-to-maturity investments:
  Obligations of states and
   political subdivisions       $  504,292       503,500       504,292          -            792
                                ==========    ==========    ==========      ========     =========

                                      37


                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


                                                               1995
                                ------------------------------------------------------------------
                                                            Amount at
                                                          which carried    Unrealized    Unrealized
      Maturities less           Amortized                in the balance      holding       holding
       than one year               cost         Market        sheet           gains        losses
    ------------------          ----------    ----------    ----------      --------     ---------
Trading securities:
Vanguard Admiral Money
     Market                   $ 21,220,587    21,220,587    21,220,587          -             -
Vanguard Municipal Bond
     Fund-Money Market           2,594,704     2,594,704     2,594,704          -             -
                                ----------    ----------    ----------      --------     ---------
  Total trading securities      23,815,291    23,815,291    23,815,291          -             -

Held-to-maturity investments:
Canadian government notes        3,954,460     3,954,460     3,954,460          -             -
Obligations of states and
   political subdivisions        6,342,001     6,331,046     6,342,001          -           10,955
                                ----------    ----------    ----------      --------     ---------
  Total held-to-maturity
    investments                 10,296,461    10,285,506    10,296,461          -           10,955
                                ----------    ----------    ----------      --------     ---------
        Total short-term
           investments        $ 34,111,752    34,100,797    34,111,752          -           10,955
                                ==========    ==========    ==========      ========     =========
     Maturities more
      than one year
    ------------------
Held-to-maturity investments:
  Obligations of states and
   political subdivisions       $  506,441       508,750       506,441        2,309           -
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

Following is a summary of line of business information as of and for the years ended December 31, 1996, 1995 and 1994:

                                         1996           1995           1994
                                      ----------     ----------     ----------
Sales:
   Insurance                        $ 50,800,650     52,544,434     60,259,528
   Healthcare                          8,631,205      4,484,990        466,454
                                      ----------     ----------     ----------
     Total sales                    $ 59,431,855     57,029,424     60,725,982
                                      ==========     ==========     ==========

Operating income (loss):
   Insurance                        $ 12,610,224     12,412,226     13,697,382
   Healthcare                         (9,203,330)    (9,858,308)    (6,631,257)
   General corporate expenses           (158,830)      (169,236)      (173,569)
   Investment income                   1,769,182      2,565,463      1,328,493
   Other income (expense)               (140,657)      (199,971)       311,971
                                      ----------     ----------     ----------
     Earning before income taxes       4,876,589      4,750,174      8,533,020

   Income taxes                        2,008,690      1,953,119      2,845,892
                                      ----------     ----------     ----------
     Net earnings                   $  2,867,899      2,797,055      5,687,128
                                      ==========     ==========     ==========
Identifiable assets:
   Insurance                        $ 24,327,970     25,028,933     28,991,339
   Healthcare                          7,345,504      6,598,266      4,226,000
   General corporate assets           33,069,701     38,420,635     43,540,441
                                      ----------     ----------     ----------
     Total assets                   $ 64,743,175     70,047,834     76,757,780
                                      ==========     ==========     ==========

Capital expenditures:
   Insurance                        $  2,558,275      1,416,044      1,597,367
                                      ==========     ==========      =========
   Healthcare                       $    667,681      1,444,568      1,802,212
                                      ==========     ==========      =========

Depreciation and amortization:
   Insurance                        $  2,401,325      3,152,595      5,650,001
                                      ==========     ==========      =========
   Healthcare                       $  1,509,832      1,392,738        653,660
                                      ==========     ==========      =========

                            LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


(13)    QUARTERLY FINANCIAL DATA (UNAUDITED)
        ------------------------------------

A summary of unaudited quarterly results of operations for 1996 and 1995 is as follows (in thousands except per share data):

                                           Three months ended
                                March 31    June 30  September 30  December 31
1996:                            -------    -------    -------      -------
  Sales                         $ 13,278     14,768     14,769       16,617
                                  ======     ======     ======       ======
  Gross profit                  $  5,801      6,884      6,465        7,565
                                  ======     ======     ======       ======
  Earnings before income taxes  $    387      1,475      1,223        1,792
                                  ======     ======     ======       ======
  Net earnings                  $    219        785        815        1,049
                                  ======     ======     ======       ======
  Earnings per share            $   0.02       0.06       0.06         0.08
                                  ======     ======     ======       ======
  Dividends per share           $   0.18       0.18       0.18         0.18
                                  ======     ======     ======       ======


1995:
  Sales                         $ 14,689     14,623     13,656       14,061
                                  ======     ======     ======       ======
  Gross profit                  $  7,187      7,115      6,217        6,576
                                  ======     ======     ======       ======
  Earnings before income taxes  $  1,811      1,629        403          907
                                  ======     ======     ======       ======
  Net earnings                  $  1,171      1,001        270          356
                                  ======     ======     ======       ======
  Earnings per share            $   0.09       0.08       0.02         0.03
                                  ======     ======     ======       ======
  Dividends per share           $   0.18       0.18       0.18         0.18
                                  ======     ======     ======       ======


(14) Subsequent Event
     ----------------


On January 30, 1997, LabOne completed its acquisition of certain asset, including customer lists, of Gib Laboratories, Inc., a subsidiary of Prudential Insurance Company of America, for $4.6 million. Concurrently, Prudential's Individual Insurance Group has made a multi-year commitment to use LabOne as its exclusive provider of risk assessment testing services.

                                                                  Schedule II
                                                                  -----------


                           LABONE, INC. AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS

                    Years ended December 31, 1996, 1995 and 1994


                                         Additions-
                                         charged to
                             Balance      selling,
                                at       general and     Deductions-   Balance
                            beginning   administrative  uncollectible   at end
     Description             of year       expenses        accounts    of year
     -----------             -------       -------         ------      ------
Allowance for doubtful accounts:
Year ended
    December 31, 1996       $329,995       493,760        166,197     657,558
                             =======       =======        =======     =======
Year ended
    December 31, 1995       $ 81,426       432,911        184,342     329,995
                             =======       =======        =======     =======
Year ended
    December 31, 1994       $ 81,700        22,403         22,677      81,426
                             =======       =======        =======     =======