Form 10-Q
period 1997-03-31
LABONE INC
filed 1997-05-13
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For quarterly period ended   March 31, 1997
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

Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of May 1, 1997 - 13,104,935 net of 1,895,065 shares held as treasury stock.





                                Page 1 of 10
                        PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                         LabOne, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                                                   March 31,     December 31,
                                                                      1997           1996
ASSETS                                                             ---------       ---------
Current assets:
   Cash and cash equivalents                                     $ 4,121,920       3,613,454
   Short-term investments                                         20,342,910      27,781,974
   Accounts receivable-trade, net of allowance for doubtful
     accounts of $795,368 in 1997 and $657,558 in 1996            11,919,220       9,598,707
   Inventories                                                     1,958,507       1,360,164
   Prepaid expenses and other current assets                       1,616,676       2,074,538
   Deferred income taxes                                             682,206         682,206
                                                                  ----------      ----------
      Total current assets                                        40,641,439      45,111,043
Investments with maturities of more than one year, at cost           503,755         504,292
Property, plant and equipment                                     53,442,902      52,642,497
   Less accumulated depreciation                                  36,205,721      35,751,529
                                                                  ----------      ----------
      Net property, plant and equipment                           17,237,181      16,890,968
Other assets:
   Intangible assets, net of accumulated amortization              5,987,747       2,098,987
   Deferred income taxes - noncurrent                                193,539         114,683
   Deposits and other assets                                          23,198          23,202
                                                                  ----------      ----------
      Total assets                                               $64,586,859      64,743,175
                                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $ 3,122,045       2,971,376
   Income taxes payable                                              800,302           -
   Payable to Seafield Capital Corporation                            35,106          26,217
   Accrued payroll and benefits                                    2,587,041       2,802,566
   Other accrued expenses                                            513,671         393,811
   Other current liabilities                                         100,945          99,912
                                                                  ----------      ----------
      Total liabilities                                            7,159,110       6,293,882
Stockholders' equity:
   Preferred stock, $.01 par value per share;
     1,000,000 shares authorized, none issued                            -               -
   Common stock, $.01 par value per share; 40,000,000 shares
     authorized, 15,000,000 shares issued                            150,000         150,000
   Additional paid-in capital                                     13,554,189      13,546,121
   Equity adjustment from foreign currency translation              (569,449)       (543,959)
   Retained earnings                                              66,498,631      67,494,437
                                                                  ----------      ----------
                                                                  79,633,371      80,646,599
   Less treasury stock of 1,915,065 shares in
     1997 and 1,915,835 shares in 1996                            22,205,622      22,197,306
                                                                  ----------      ----------
      Total stockholders' equity                                  57,427,749      58,449,293
                                                                  ----------      ----------
      Total liabilities and stockholders' equity                 $64,586,859      64,743,175
                                                                  ==========      ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 2



                         LabOne, Inc. and Subsidiary
                     Consolidated Statements of Earnings


                                                 Three months ended March 31,
                                                       1997           1996
                                                    ----------     ----------

Sales                                             $ 17,739,985     13,277,845

Cost of sales                                        9,450,105      7,477,322
                                                    ----------     ----------
     Gross profit                                    8,289,880      5,800,523

Selling, general and administrative expenses         6,430,906      5,785,338
                                                    ----------     ----------
     Earnings from operations                        1,858,974         15,185

Other income                                           428,301        371,462
                                                    ----------     ----------
     Earnings before income taxes                    2,287,275        386,647

Income tax expense                                     927,793        167,302
                                                    ----------     ----------
     Net earnings                                  $ 1,359,482        219,345
                                                    ==========     ==========



Earnings per common share                             $ 0.10           0.02
                                                       ======         ======

Dividends per common share                            $ 0.18           0.18
                                                       ======         ======

Weighted average common shares outstanding          13,344,967     13,189,724
                                                    ==========     ==========
















See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                 Page 3




                         LabOne, Inc. and Subsidiary
                Consolidated Statement of Stockholders' Equity
                      Three Months Ended March 31, 1997

                                  Additional    Foreign                                 Total
                         Common     paid-in    currency     Retained     Treasury   stockholders'
                         stock      capital   translation   earnings       stock        equity
Balance at
  December 31, 1996    $150,000   13,546,121   (543,959)   67,494,437   (22,197,306)  58,449,293
Net earnings                                                1,359,482                  1,359,482
Cash dividends
   ($0.18 per share)                                       (2,355,288)                (2,355,288)
Stock options
   exercised, net
   (770 shares)                        8,068                                 (8,316)        (248)
Equity adjustment
   from foreign
   currency
   translation                                  (25,490)                                 (25,490)
                       --------   ----------   --------    ----------   -----------   ----------
Balance at
   March 31, 1997      $150,000   13,554,189   (569,449)   66,498,631   (22,205,622)  57,427,749
                       ========   ==========   ========    ==========   ===========   ==========

























See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.


                                    Page 4

                         LabOne, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                                                 Three months ended March 31,
                                                        1997         1996
                                                     ---------     ---------
Cash provided by (used for) operations:
   Net earnings                                    $ 1,359,482       219,345
   Adjustments to reconcile net earnings
       to net cash provided by operations:
     Depreciation and amortization                   1,095,726       969,736
     (Gain) loss on disposal of property
          and equipment                               (103,047)       98,752
     Provision for deferred taxes                      (81,412)     (178,941)
     Change in short term trading portfolio, net    14,470,751      (295,160)
   Changes in:
     Accounts receivable                            (2,320,513)     (210,978)
     Inventories                                      (598,343)     (220,577)
     Prepaid expenses and other current assets         457,862       407,435
     Accounts payable                                  150,669      (432,115)
     Income taxes payable                              800,302       241,742
     Payable to Seafield Capital Corporation             8,889       (48,667)
     Accrued payroll & benefits                       (215,525)       (7,847)
     Accrued expenses                                  119,860       (25,674)
     Other current liabilities                           1,033        19,882
                                                    ----------    ----------
        Net cash provided by operations             15,145,734       536,933
                                                    ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments held to maturity        (7,713,555)   (4,385,810)
   Proceeds from maturities of investments held
      to maturity                                      732,335    11,883,041
   Property, plant and equipment, net               (1,167,229)     (317,565)
   Acquisition of intangible assets, net            (4,120,605)         -
   Other                                                 -             8,600
                                                    ----------    ----------
        Net cash provided by (used for)
        investment transactions                    (12,269,050)    7,188,266
                                                    ----------    ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds
     from the exercise of stock options                   (248)        9,746
   Cash dividends                                   (2,355,288)   (2,349,985)
                                                    ----------    ----------
        Net cash used for financing transactions    (2,355,536)   (2,340,239)
                                                    ----------    ----------
Effect of foreign currency translation                 (12,678)       (3,848)
                                                    ----------    ----------
        Net increase in cash and cash equivalents      508,466     5,381,112
Cash and cash equivalents - beginning of period      3,613,454     2,993,128
                                                    ----------    ----------
Cash and cash equivalents - end of period          $ 4,121,920     8,374,240
                                                    ==========    ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Income Taxes                                 $   221,022        83,781
                                                    ==========    ==========

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 5



                         LabOne, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                           March 31, 1997 and 1996


The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiary Lab One Canada Inc. (a Canadian corporation). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at March 31, 1997, and December 31, 1996, and the results of its operations and cash flows for the periods ended March 31, 1997 and 1996. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year-to-year comparisons. See the Company's Annual Report on Form 10-K for the year ended December 31, 1996, for additional information not required by this report Form 10-Q.

The weighted average shares includes the common stock equivalents of stock options.

In February 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

Effective January 30, 1997, LabOne acquired certain assets, inventory and customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America, for $4.6 million. Concurrently, Prudential's Individual Insurance Group made a multi-year commitment to use LabOne as its exclusive provider of risk assessment testing services. The acquisition was accounted for using the purchase method. Accordingly, the purchase price was allocated to assets acquired based on their fair values. The total cost in excess of tangible net assets acquired was $4.1 million and is being amortized on a straight-line basis over 15 years.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

Selected financial data:
                                  Three months ended March 31,   % Increase
                                      1997              1996
                                   -----------     -----------     --------
   Sales                          $ 17,739,985      13,277,845        34%
   Net earnings                      1,359,482         219,345       520%
   Earnings per common share           $0.10            0.02
   Cash dividends per common share     $0.18            0.18

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

The Company's Lab Card program covered approximately 1.2 million lives as of March 31, 1997, including The Guardian Life Insurance Company of America (The Guardian) and Principal Healthcare of Kansas City (Principal). Additionally, LabOne had a signed backlog of approximately 300,000 additional lives to be covered by the program.

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

FIRST QUARTER ANALYSIS

Net sales increased 34% in the first quarter 1997 to $17.7 million from $13.3 million in the first quarter 1996 due to increases in both the insurance and healthcare segments. Insurance segment revenue increased to $14.4 million during the first quarter 1997 as compared to $11.7 million in the same quarter last year. The increase was due principally to the addition of GIB Laboratories' client base, other market share gains, and an increase in oral fluid testing on applicants applying for smaller face-amount policies. The total number of insurance applicants tested in the first quarter 1997 increased by 22% as compared to the same quarter last year. Average revenue per applicant declined 3% during the same periods. Insurance kit and container revenue increased due primarily to an increase in the number of blood and oral fluid kits sold. Healthcare revenue increased from $1.6 million in the first quarter 1996 to $3.3 million in 1997 due to increases in substance abuse and diagnostic testing volumes.

Cost of sales increased $2.0 million (26%) in the first quarter 1997 as compared to the prior year, primarily due to increases in supplies and payroll. Insurance kit supplies increased due to the increased volume of kits sold. Laboratory supplies and payroll expenses increased due primarily to the increase in specimen volumes tested. Healthcare cost of sales expenses were $3.3 million as compared to $2.2 million in the first quarter 1996.

As a result of the above factors, gross profit for the quarter increased from $5.8 million in 1996 to $8.3 million in 1997. Healthcare gross profit increased to $36,000 in the first quarter 1997 from a loss of $0.6 million in the first quarter 1996.

Selling, general and administrative expenses increased $0.6 million (11%) in the first quarter 1997 as compared to the prior year due primarily to increases in payroll expenses, bad debt accruals and use taxes due to a refund recorded in 1996. These were partially offset by a decrease in consulting and severance expenses. Healthcare overhead expenditures during the first quarter 1997 were $2.4 million as compared to $1.7 million in 1996, primarily due to an increase in allocated overhead and growth in the healthcare segment payroll.

Operating income increased from $15,000 in the first quarter 1996 to $1.9 million in 1997. The insurance segment operating income increased $2.0 million. The healthcare segment operating loss increased from $2.3 million in the first quarter 1996 to a loss of $2.4 million in 1997 due in part to a $0.3 million increase in corporate overhead allocations. Corporate overhead allocations to the healthcare segment increased due to the significant rate of growth in healthcare segment revenue.

Non operating income increased $0.1 million due primarily to gains on equipment disposals, partially offset by lower investment income.

The effective income tax rate declined from 43% in 1996 to 41% in 1997 due to exit taxes on the intercompany dividend from the Canadian subsidiary in 1996.

The combined effect of the above factors resulted in net earnings of $1.4 million or $0.10 per share in the first quarter 1997 as compared to $0.2 million or $0.02 per share in the same period last year.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position decreased by $5.3 million to $33.5 million at March 31, 1997, from $38.8 million at December 31, 1996. This decrease is primarily due to dividends paid, and the purchase of GIB laboratory assets and customer lists. Net trade accounts receivable increased 24% over the balance at December 31, 1996 primarily due to increasing sales in February and March, 1997.

Net additions to property, plant and equipment and intangibles were $5.3 million in the first quarter 1997 as compared to $0.3 million in 1996. The increase is primarily due to the purchase of the assets and customer lists of GIB Laboratories. The total number of shares of stock held in treasury at March 31, 1997, was approximately 1.9 million shares at a total cost of $22.2 million, or $11.60 per share.

In February 1997, LabOne's Board of Directors declared the regular quarterly dividend of $0.18 per common share. This dividend was paid on March 4, 1997, to stockholders of record as of February 25, 1997, and totaled approximately $2.4 million. The board will review the dividend payment policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

The Company had no borrowings in the first quarter 1997. The Company expects to fund operations, capital additions and future dividend payments from a combination of cash reserves and cash flow from operations. At March 31, 1997, LabOne had total cash and investments of $25.0 million as compared to $31.9 million at December 31, 1996.


PART II.  OTHER INFORMATION

Item 6. -  Exhibits and Reports on Form 8-K

   (a)   Exhibits

27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this first quarter 1997 Form 10-Q.

   (b)   Reports on Form 8-K

A Form 8-K current report dated January 30, 1997, was filed with the Commission reporting under Other Events the acquisition by LabOne of certain assets, including customer lists of GIB Laboratories, and the agreement by Prudential Insurance Company of America to use LabOne as its exclusive provider of risk assessment testing services for its Individual Insurance Group.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      LabOne, Inc.


      Date:  May 13, 1997     By  /s/ Kurt E. Gruenbacher
                                  Kurt E. Gruenbacher, V.P. Finance and CAO



      Date:  May 13, 1997     By  /s/ Robert D. Thompson
                                  Robert D. Thompson, Executive V.P. Finance,
                                  CFO and Treasurer