Form 10-Q
period 1997-06-30
LABONE INC
filed 1997-08-13
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For quarterly period ended   June 30, 1997
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

Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of July 31, 1997 - 13,113,710 net of 1,886,290 shares held as treasury stock.





                                Page 1 of 11
                        PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                         LabOne, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                                                    June 30,     December 31,
                                                                      1997           1996
ASSETS                                                             ---------       ---------
Current assets:
   Cash and cash equivalents                                     $ 3,917,504       3,613,454
   Short-term investments                                         18,545,879      27,781,974
   Accounts receivable-trade, net of allowance for doubtful
     accounts of $862,367 in 1997 and $657,558 in 1996            13,315,374       9,598,707
   Inventories, net of write-off allowance of $45,735 in 1997
     and $0 in 1996                                                2,239,746       1,360,164
   Prepaid expenses and other current assets                       2,023,306       2,074,538
   Deferred income taxes                                             682,206         682,206
                                                                  ----------      ----------
      Total current assets                                        40,724,015      45,111,043
Investments with maturities of more than one year, at cost           503,217         504,292
Property, plant and equipment                                     54,609,395      52,642,497
   Less accumulated depreciation                                  37,072,580      35,751,529
                                                                  ----------      ----------
      Net property, plant and equipment                           17,536,815      16,890,968
Other assets:
   Intangible assets, net of accumulated amortization              5,739,952       2,098,987
   Deferred income taxes - noncurrent                                285,348         114,683
   Deposits and other assets                                          21,063          23,202
                                                                  ----------      ----------
      Total assets                                               $64,810,410      64,743,175
                                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $ 3,420,554       2,971,376
   Income taxes payable                                               16,907           -
   Payable to Seafield Capital Corporation                            27,775          26,217
   Accrued payroll and benefits                                    3,692,879       2,802,566
   Other accrued expenses                                            467,956         393,811
   Other current liabilities                                         122,391          99,912
                                                                  ----------      ----------
      Total liabilities                                            7,748,462       6,293,882
Stockholders' equity:
   Preferred stock, $.01 par value per share;
     1,000,000 shares authorized, none issued                            -               -
   Common stock, $.01 par value per share; 40,000,000 shares
     authorized, 15,000,000 shares issued                            150,000         150,000
   Additional paid-in capital                                     13,642,023      13,546,121
   Equity adjustment from foreign currency translation              (582,345)       (543,959)
   Retained earnings                                              65,826,000      67,494,437
                                                                  ----------      ----------
                                                                  79,035,678      80,646,599
   Less treasury stock of 1,887,109 shares in
     1997 and 1,915,835 shares in 1996                            21,973,730      22,197,306
                                                                  ----------      ----------
      Total stockholders' equity                                  57,061,948      58,449,293
                                                                  ----------      ----------
      Total liabilities and stockholders' equity                 $64,810,410      64,743,175
                                                                  ==========      ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 2


                                        LabOne, Inc. and Subsidiary
                                    Consolidated Statements of Earnings

                                                  Three months ended June 30,      Six Months Ended June 30,
                                                      1997           1996             1997           1996
                                                    ----------     ----------      ----------     ----------

Sales                                             $ 20,307,489     14,767,797      38,047,474     28,045,642

Cost of sales                                       10,636,249      7,883,730      20,086,354     15,361,051
                                                    ----------     ----------      ----------     ----------
     Gross profit                                    9,671,240      6,884,067      17,961,120     12,684,591

Selling, general and administrative expenses         7,099,483      5,864,755      13,530,389     11,650,094
                                                    ----------     ----------      ----------     ----------
     Earnings from operations                        2,571,757      1,019,312       4,430,731      1,034,497

Other income                                           281,170        455,606         709,471        827,068
                                                    ----------     ----------      ----------     ----------
     Earnings before income taxes                    2,852,927      1,474,918       5,140,202      1,861,565

Income tax expense                                   1,166,427        689,845       2,094,220        857,147
                                                    ----------     ----------      ----------     ----------
     Net earnings                                  $ 1,686,500        785,073       3,045,982      1,004,418
                                                    ==========     ==========      ==========     ==========



Earnings per common share                             $ 0.13           0.06            $ 0.23           0.08
                                                       ======         ======            =====          =====

Dividends per common share                            $ 0.18           0.18            $ 0.36           0.36
                                                       ======         ======            =====          =====

Weighted average common shares outstanding          13,309,189     13,302,377      13,327,078     13,246,051
                                                    ==========     ==========      ==========     ==========














See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                 Page 3




                         LabOne, Inc. and Subsidiary
                Consolidated Statement of Stockholders' Equity
                        Six Months Ended June 30, 1997

                                  Additional    Foreign                                 Total
                         Common     paid-in    currency     Retained     Treasury   stockholders'
                         stock      capital   translation   earnings       stock        equity
Balance at
  December 31, 1996    $150,000   13,546,121   (543,959)   67,494,437   (22,197,306)  58,449,293
Net earnings                                                3,045,982                  3,045,982
Cash dividends
   ($0.36 per share)                                       (4,714,419)                (4,714,419)
Stock options
   exercised, net
   (24,778 shares)                    70,734                                179,161      249,895
Directors' stock issued
   (3,948 shares)                     25,168                                 44,415       69,583
Equity adjustment
   from foreign
   currency
   translation                                  (38,386)                                 (38,386)
                       --------   ----------   --------    ----------   -----------   ----------
Balance at
   June 30, 1997       $150,000   13,642,023   (582,345)   65,826,000   (21,973,730)  57,061,948
                       ========   ==========   ========    ==========   ===========   ==========























See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.


                                    Page 4

                         LabOne, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                                                    Six months ended June 30,
                                                        1997         1996
                                                     ---------     ---------
Cash provided by (used for) operations:
   Net earnings                                    $ 3,045,982     1,004,418
   Adjustments to reconcile net earnings
       to net cash provided by operations:
     Depreciation and amortization                   2,183,620     1,914,359
     (Gain) loss on disposal of property
          and equipment                               (111,570)       96,468
     Directors' stock compensation                      69,583        70,195
     Provision for deferred taxes                     (174,559)     (319,189)
     Change in short term trading portfolio, net    14,332,855      (590,819)
   Changes in:
     Accounts receivable                            (3,716,667)     (955,742)
     Inventories                                      (879,582)     (382,107)
     Prepaid expenses and other current assets          51,232     1,398,512
     Accounts payable                                  449,178       356,178
     Income taxes payable                               16,907       (34,556)
     Payable to Seafield Capital Corporation             1,558       (19,131)
     Accrued payroll & benefits                        890,313       363,946
     Accrued expenses                                   74,145      (226,036)
     Other current liabilities                          22,479        19,470
                                                    ----------    ----------
        Net cash provided by operations             16,255,474     2,695,966
                                                    ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments held to maturity       (10,190,477)  (13,355,031)
   Proceeds from maturities of investments held
      to maturity                                    5,232,335    18,594,571
   Property, plant and equipment, net               (2,383,890)     (787,628)
   Acquisition of intangible assets, net            (4,128,274)         -
   Other                                                 2,139        10,845
                                                    ----------    ----------
        Net cash provided by (used for)
        investment transactions                    (11,468,167)    4,462,757
                                                    ----------    ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds
     from the exercise of stock options                249,895        67,613
   Cash dividends                                   (4,714,419)   (4,704,106)
                                                    ----------    ----------
        Net cash used for financing transactions    (4,464,524)   (4,636,493)
                                                    ----------    ----------
Effect of foreign currency translation                 (18,733)         (292)
                                                    ----------    ----------
        Net increase in cash and cash equivalents      304,050     2,521,938
Cash and cash equivalents - beginning of period      3,613,454     2,993,128
                                                    ----------    ----------
Cash and cash equivalents - end of period          $ 3,917,504     5,515,066
                                                    ==========    ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Income Taxes                                 $ 2,409,334       913,605
                                                    ==========    ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 5


                         LabOne, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                            June 30, 1997 and 1996


The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiary Lab One Canada Inc. (a Canadian corporation). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at June 30, 1997, and December 31, 1996, and the results of its operations and cash flows for the periods ended June 30, 1997 and 1996. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

In February 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share. In February 1997, the Financial Accounting Standards Board issued Statement No. 129, "The Disclosure of Information About Capital Structure" effective for the Company's fiscal year ending December 31, 1997. The Company believes the adoption of Statement No. 129 will not have any significant impact.

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





                                   Page 6
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------
Selected financial data:
                                   Three Months Ended June 30, % Increase    Six Months Ended June 30,  % Increase
                                      1997          1996                        1997          1996
                                   -----------   -----------     --------   -----------   -----------     --------
   Sales                          $ 20,307,489    14,767,797        38%      38,047,474    28,045,642          36%
   Net earnings                      1,686,500       785,073       115%       3,045,982     1,004,418         203%
   Earnings per common share           $0.13          0.06                      $0.23          0.08
   Cash dividends per common share     $0.18          0.18                      $0.36          0.36

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

The Company's Lab Card program covered approximately 1.3 million lives as of June 30, 1997. Additionally, LabOne had a signed backlog of approximately 450,000 additional lives to be covered by the program.

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

Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services. At the time of the purchase, GIB served approximately 5% of the insurance laboratory testing market.
                                   Page 7

SECOND QUARTER ANALYSIS
Net sales increased 38% to $20.3 million in the second quarter 1997 from $14.8 million in the second quarter 1996 due to increases in all business segments. Insurance segment revenue increased to $15.9 million during the second quarter 1997 as compared to $12.8 million in the same quarter last year. The increase was due to an increase in market share and an increase in oral fluid testing on applicants applying for smaller face-amount policies. The total number of insurance applicants tested in the second quarter 1997 increased by 20% as compared to the same quarter last year. Average revenue per applicant increased 1% during the same periods due to an increase in the number of tests requested per specimen. Insurance kit and container revenue increased, due primarily to an increase in the number of blood and oral fluid kits sold.

Clinical (diagnostic) laboratory revenue increased 134% from $0.9 million in the second quarter 1996 to $2.1 million in 1997 due to an 88% increase in testing volumes and a 25% increase in the average revenue per patient. Substance abuse testing (SAT) revenue increased 123% from $1.0 million in the second quarter 1996 to $2.3 million in 1997 primarily due to increased testing volumes.

Cost of sales increased $2.8 million in the second quarter 1997 as compared to the prior year, due primarily to increases in supplies and payroll. Insurance kit supplies increased due to the higher volume of kits sold and the increase in cost of oral fluid kits for HIV testing. Payroll and lab supplies increased due to the increased specimen volumes tested in each segment. Clinical cost of sales expenses were $2.0 million as compared to $1.6 million in the second quarter 1996. SAT cost of sales expenses were $1.7 million as compared to $0.8 million in the second quarter 1996.

As a result of the above factors, gross profit for the quarter increased $2.8 million (40%) from $6.9 million in 1996 to $9.7 million in 1997. Clinical gross profit increased to $39,000 in the second quarter 1997 from a loss of $0.7 million in the second quarter 1996. SAT gross profit increased to $0.6 million in the second quarter 1997 from $0.2 million last year.

Selling, general and administrative expenses increased $1.2 million (21%) in the second quarter 1997 as compared to the prior year, due primarily to increases in payroll expenses, travel and printing expenses. These were partially offset by a decrease in consulting and severance expenses. Clinical expenses, including allocated overhead, were $1.9 million as compared to $1.2 million in 1996. SAT expenditures, including allocations, were $0.7 million as compared to $0.5 million last year. The overhead allocation to the clinical and SAT testing segments for the second quarter 1997 was $0.8 million as compared to an allocation of $0.5 million in 1996.

Operating income increased from $1.0 million in the second quarter 1996 to $2.6 million in 1997. The insurance segment increased $1.5 million. The clinical segment maintained an operating loss of $1.9 million. The SAT segment improved $0.1 million from an operating loss of $0.3 million in the second quarter 1996 to a loss of $0.2 million in 1997.

Investment income decreased $0.2 million due primarily to less funds available for investment.
The effective income tax rate declined from 47% in 1996 to 41% in 1997 due to exit taxes on the intercompany dividend from the Canadian subsidiary in 1996.

The combined effect of the above factors resulted in net earnings of $1.7 million or $0.13 per share in the second quarter 1997 as compared to $0.8 million, or $0.06 per share, in the same period last year.
                                   Page 8
YEAR-TO-DATE ANALYSIS

Revenue in the six month period ended June 30, 1997 was $38.0 million as compared to $28.0 million in the same period last year. The increase of $10.0 million is due to increases in insurance laboratory revenue of $3.8 million, SAT revenue of $2.1 million, clinical laboratory revenue of $2.0 million and kit revenue of $2.0 million.

The total number of insurance applicants tested in the six month period increased by 21% as compared to last year, while average revenue per applicant declined 1%. Kit and container revenue increased $2.0 million due primarily to an increase in the number of full blood and oral fluid kits sold and the increased price of oral fluid kits for HIV testing.

SAT revenue increased from $1.9 million in 1996 to $4.1 million in 1997 due to a 121% increase in testing volumes. Clinical laboratory revenue increased from $1.7 million during the first six months of 1996 to $3.7 million for the same period in 1997 due to increased testing volumes and higher revenue per patient.

Cost of sales increased $4.7 million year to date as compared to the prior year. This increase is due primarily to increases in payroll, laboratory supplies and kit expenses. Payroll increased 21%, and lab supplies increased 32% due to the larger volume of all specimen types processed. Insurance kit expense increased due to the higher volume of kits sold and the increase in cost of oral fluid kits for HIV testing. Clinical cost of sales expenses were $4.0 million as compared to $3.1 million during the first six months of 1996. SAT cost of sales expenses were $3.1 million as compared to $1.5 million during 1996.

As a result of the above factors, gross profit for the first six months increased from $12.7 million in 1996 to $18.0 million in 1997. Clinical gross profit improved from a loss of $1.4 million in 1996 to a loss of $0.3 million in 1997. SAT gross profit increased to $0.9 million in the first six months of 1997 from $0.4 million last year.

Selling, general and administrative expenses increased $1.9 million (16%) in the six month period ended June 30, 1997 as compared to the prior year due primarily to increases in payroll expenses, travel and printing expenses. Payroll expense increased due to bonus accruals and a 13% increase in headcount. Clinical expenditures were $3.7 million as compared to $2.5 million in 1996. SAT expenses increased from $1.0 million in 1996 to $1.5 million in 1997. The overhead allocation to the clinical and SAT segments for the period was $1.5 million as compared to an allocation of $0.9 million in 1996.

Operating income increased from $1.0 million in the first six months of 1996 to $4.4 million in 1997, primarily due to an increase in the insurance segment operating income of $3.5 million. The clinical segment had an operating loss of $4.0 million for the six month period ended June 30, 1997 due to increased corporate overhead allocations offsetting operating improvements over 1996. The SAT segment improved from an operating loss of $0.6 million in 1996 to a loss of $0.5 million in 1997.

Investment income decreased $0.3 million primarily due to less funds available for investment. Other non operating income increased $0.2 million.

The effective income tax rate declined from 46% in 1996 to 41% in 1997 due to exit taxes on the Canadian dividend in 1996.
                                   Page 9
The combined effect of the above factors resulted in net earnings of $3.0 million or $0.23 per share in the six month period ended June 30, 1997 as compared to $1.0 million or $0.08 per share in the same period last year.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position decreased by $5.8 million to $33.0 million at June 30, 1997, from $38.8 million at December 31, 1996. This decrease is primarily due to dividends paid, and the purchase of GIB laboratory assets and customer lists. Net trade accounts receivable increased 39% over the balance at December 31, 1996, primarily due to increasing sales in all three divisions in 1997.

Net additions to property, plant and equipment and intangibles were $6.5 million in the six month period as compared to $0.8 million in 1996. The increase is primarily due to the purchase of the assets and customer lists of GIB Laboratories. There were 3,948 shares of treasury stock issued for directors' stock compensation. The total number of shares of stock held in treasury at June 30, 1997, was approximately 1.9 million shares at a total cost of $22.0 million, or $11.64 per share.

In May 1997, LabOne's Board of Directors declared the regular quarterly dividend of $0.18 per common share. This dividend was paid on June 3, 1997, to stockholders of record as of May 27, 1997, and totaled approximately $2.4 million. The board will review the dividend payment policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

The Company had no borrowings in the second quarter 1997. The Company expects to fund operations and future dividend payments from a combination of cash reserves and cash flow from operations. In July 1997, LabOne signed an agreement to purchase 51.61 acres of vacant land in Lenexa, Kansas. This agreement for $2.2 million is contingent upon LabOne's approval of certain economic incentives from the City of Lenexa.

LabOne is planning to construct a 270,000 square foot facility to house all of its corporate, laboratory and warehouse operations. This facility is expected to cost approximately $17 million and may be financed with an industrial revenue bond for $25 million. The remaining funds would be used to purchase additional laboratory, computer and general operations equipment. At June 30, 1997, LabOne had total cash and investments of $23.0 million as compared to $31.9 million at December 31, 1996.

PART II.  OTHER INFORMATION

Item 4. -  Submission of Matters to a Vote of Security Holders.

     (a)     The annual stockholders' meeting was held on May 8, 1997.

     (c)     Brief description of each matter voted:

     (1) Election of directors. For Messrs. Brewer, Hespe, Jacobs, Patterson, Rifkind, Sadler, Seward, Thompson, Walker and Wright, there were 12,430,696 shares voted in favor thereof and 18,681 shares withheld. For Mr. William D. Grant there were 12,430,296 shares voted in favor thereof and 19,081 shares withheld. For Mr. W. Thomas Grant II, there were 12,430,496 shares voted in favor thereof and 18,881 shares withheld. For Mr. Schweiker, there were 12,430,096 shares voted in favor thereof and 19,281 shares withheld. There were 0 abstentions and 0 broker nonvotes for all directors.
                                   Page 10

     (2) Election to ratify the appointment of KPMG Peat Marwick LLP as independent certified public accountants of the corporation and its subsidiary for the present fiscal year. Of the 12,466,697 shares voted, 12,449,377 were voted in favor thereof and 9,340 were opposed. There were 7,980 abstentions and 0 broker nonvotes.


Item 5. -  Exhibits and Reports on Form 8-K

   (a)   Exhibits

27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this second quarter 1997 Form 10-Q.


   (b)   Reports on Form 8-K

          A Form 8-K current report dated July 1, 1997, was filed with the Commission reporting under Other Events that discussions between LabOne and Seafield Capital Corporation, which owns 82% of LabOne, regarding a possible merger between the two companies were terminated.





                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      LabOne, Inc.


      Date:  August 12, 1997     By  /s/ Kurt E. Gruenbacher
                                 Kurt E. Gruenbacher, V.P. Finance and CAO



      Date:  August 12, 1997     By  /s/ Robert D. Thompson
                                 Robert D. Thompson, Executive V.P., COO,
                                 CFO and Treasurer









                                   Page 11