Form 10-Q
period 1997-09-30
LABONE INC
filed 1997-11-10
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-Q



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For quarterly period ended   September 30, 1997
                                           ----------------------


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

Number of shares outstanding of only class of Registrant's common stock, $.01 par value, as of October 31, 1997 - 13,124,294 net of 1,875,706 shares held as treasury stock.





                                Page 1 of 10
                        PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                         LabOne, Inc. and Subsidiary
                         Consolidated Balance Sheets
                                                               September 30,    December 31,
                                                                  1997              1996
ASSETS                                                         -------------    -----------
Current assets:
   Cash and cash equivalents                                     $ 5,826,830       3,613,454
   Short-term investments                                         16,213,004      27,781,974
   Accounts receivable-trade, net of allowance for doubtful
     accounts of $880,917 in 1997 and $657,558 in 1996            13,230,398       9,598,707
   Inventories                                                     2,180,972       1,360,164
   Prepaid expenses and other current assets                       1,862,366       2,074,538
   Deferred income taxes                                             682,206         682,206
                                                                  ----------      ----------
      Total current assets                                        39,995,776      45,111,043
Investments with maturities of more than one year, at cost           502,680         504,292
Property, plant and equipment                                     55,073,399      52,642,497
   Less accumulated depreciation                                  37,618,939      35,751,529
                                                                  ----------      ----------
      Net property, plant and equipment                           17,454,460      16,890,968
Other assets:
   Intangible assets, net of accumulated amortization              5,484,830       2,098,987
   Deferred income taxes - noncurrent                                314,365         114,683
   Deposits and other assets                                          81,836          23,202
                                                                  ----------      ----------
      Total assets                                               $63,833,947      64,743,175
                                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $ 3,030,144       2,971,376
   Income taxes payable                                               20,522            -
   Payable to Seafield Capital Corporation                               -            26,217
   Accrued payroll and benefits                                    3,761,936       2,802,566
   Other accrued expenses                                            652,771         393,811
   Other current liabilities                                         139,773          99,912
                                                                  ----------      ----------
      Total liabilities                                            7,605,146       6,293,882
Stockholders' equity:
   Preferred stock, $.01 par value per share;
     1,000,000 shares authorized, none issued                           -               -
   Common stock, $.01 par value per share; 40,000,000 shares
     authorized, 15,000,000 shares issued                            150,000         150,000
   Additional paid-in capital                                     13,672,694      13,546,121
   Equity adjustment from foreign currency translation              (598,057)       (543,959)
   Retained earnings                                              65,001,652      67,494,437
                                                                  ----------      ----------
                                                                  78,226,289      80,646,599
   Less treasury stock of 1,885,148 shares in
     1997 and 1,915,835 shares in 1996                            21,997,488      22,197,306
                                                                  ----------      ----------
      Total stockholders' equity                                  56,228,801      58,449,293
                                                                  ----------      ----------
      Total liabilities and stockholders' equity                 $63,833,947      64,743,175
                                                                  ==========      ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 2


                                        LabOne, Inc. and Subsidiary
                                    Consolidated Statements of Earnings

                                                       Three months ended              Nine Months Ended
                                                         September 30,                    September 30,
                                                      1997           1996             1997           1996
                                                    ----------     ----------      ----------     ----------

Sales                                             $ 19,728,262     14,768,579      57,775,736     42,814,221

Cost of sales                                       10,664,417      8,303,992      30,750,771     23,665,043
                                                    ----------     ----------      ----------     ----------
     Gross profit                                    9,063,845      6,464,587      27,024,965     19,149,178

Selling, general and administrative expenses         6,749,261      5,675,856      20,279,650     17,325,950
                                                    ----------     ----------      ----------     ----------
     Earnings from operations                        2,314,584        788,731       6,745,315      1,823,228

Other income                                           288,218        434,461         997,689      1,261,529
                                                    ----------     ----------      ----------     ----------
     Earnings before income taxes                    2,602,802      1,223,192       7,743,004      3,084,757

Income tax expense                                   1,066,682        407,897       3,160,902      1,265,044
                                                    ----------     ----------      ----------     ----------
     Net earnings                                  $ 1,536,120        815,295       4,582,102      1,819,713
                                                    ==========     ==========      ==========     ==========



Earnings per common share                             $ 0.12           0.06              0.34           0.14
                                                       ======         ======            =====          =====

Dividends per common share                            $ 0.18           0.18              0.54           0.54
                                                       ======         ======            =====          =====

Weighted average common shares outstanding          13,321,213     13,276,126      13,325,123     13,256,076
                                                    ==========     ==========      ==========     ==========














See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                    Page 3




                         LabOne, Inc. and Subsidiary
                Consolidated Statement of Stockholders' Equity
                     Nine Months Ended September 30, 1997

                                  Additional    Foreign                                 Total
                         Common     paid-in    currency     Retained     Treasury   stockholders'
                         stock      capital   translation   earnings       stock        equity
Balance at
  December 31, 1996    $150,000   13,546,121   (543,959)   67,494,437   (22,197,306)  58,449,293
Net earnings                                                4,582,102                  4,582,102
Cash dividends
   ($0.54 per share)                                       (7,074,887)                (7,074,887)
Stock options
   exercised, net
   (26,739 shares)                   101,404                                155,403      256,807
Directors' stock issued
   (3,948 shares)                     25,169                                 44,415       69,584
Equity adjustment
   from foreign
   currency
   translation                                  (54,098)                                 (54,098)
                       --------   ----------   --------    ----------   -----------   ----------
Balance at
   September 30, 1997  $150,000   13,672,694   (598,057)   65,001,652   (21,997,488)  56,228,801
                       ========   ==========   ========    ==========   ===========   ==========























See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.


                                    Page 4

                         LabOne, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                                               Nine months ended September 30,
                                                        1997         1996
                                                     ---------     ---------
Cash provided by (used for) operations:
   Net earnings                                    $ 4,582,102     1,819,713
   Adjustments to reconcile net earnings
       to net cash provided by operations:
     Depreciation and amortization                   3,306,525     2,861,100
     (Gain) loss on disposal of property
          and equipment                               (118,771)       98,381
     Directors' stock compensation                      69,584        70,195
     Provision for deferred taxes                     (204,568)     (486,908)
     Change in short term trading portfolio, net    14,192,108      (902,783)
   Changes in:
     Accounts receivable                            (3,631,691)   (1,544,236)
     Inventories                                      (820,808)      (41,662)
     Prepaid expenses and other current assets         212,172       898,061
     Accounts payable                                   58,768      (100,181)
     Income taxes payable                               20,522       (40,037)
     Payable to Seafield Capital Corporation           (26,217)       10,406
     Accrued payroll & benefits                        959,370        22,056
     Accrued expenses                                  258,960      (164,584)
     Other current liabilities                          39,861        17,880
                                                    ----------    ----------
        Net cash provided by operations             18,897,917     2,517,401
                                                    ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments held to maturity       (15,893,902)  (15,752,895)
   Proceeds from maturities of investments held
      to maturity                                   13,485,062    20,994,571
   Property, plant and equipment, net               (3,242,256)     (981,408)
   Acquisition of intangible assets, net            (4,128,275)         -
   Other                                               (58,634)       12,395
                                                    ----------    ----------
        Net cash provided by (used for)
        investment transactions                     (9,838,005)    4,272,663
                                                    ----------    ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds
     from the exercise of stock options                256,807        67,544
   Cash dividends                                   (7,074,887)   (7,059,182)
                                                    ----------    ----------
        Net cash used for financing transactions    (6,818,080)   (6,991,638)
                                                    ----------    ----------
Effect of foreign currency translation                 (28,456)       (1,381)
                                                    ----------    ----------
        Net increase (decrease) in cash and
        cash equivalents                             2,213,376      (202,955)
Cash and cash equivalents - beginning of period      3,613,454     2,993,128
                                                    ----------    ----------
Cash and cash equivalents - end of period          $ 5,826,830     2,790,173
                                                    ==========    ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for income taxes    $ 3,541,775     1,659,898
                                                    ==========    ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 5

                         LabOne, Inc. and Subsidiary

                  Notes to Consolidated Financial Statements

                            September 30, 1997 and 1996

The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiary Lab One Canada Inc. (a Canadian corporation). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at September 30, 1997, and December 31, 1996, and the results of its operations and cash flows for the periods ended September 30, 1997 and 1996. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's fiscal year ending December 31, 1997. Retroactive application will be required. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share. In February 1997, the Financial Accounting Standards Board issued Statement No. 129, "Disclosure of Information About Capital Structure" effective for the Company's fiscal year ending December 31, 1997. The Company believes the adoption of Statement No. 129 will not have any significant impact.

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






                                   Page 6
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RESULTS OF OPERATIONS
Selected Financial Data:

                                      Three Months Ended       % Increase        Nine Months Ended      % Increase
                                          September 30,                            September 30,
                                      1997          1996                        1997          1996
                                   -----------   -----------     --------   -----------   -----------     --------
   Sales                          $ 19,728,262    14,768,579        34%    $ 57,775,736    42,814,221          35%
   Net earnings                      1,536,120       815,295        88%       4,582,102     1,819,713         152%
   Earnings per common share           $0.12          0.06                      $0.34          0.14
   Cash dividends per common share     $0.18          0.18                      $0.54          0.54

The Company provides high-quality laboratory services to insurance companies, managed care companies, physicians and employers.

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

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to healthcare payers, such as PPO's and HMO's, through the Lab Card(TM) Program.

The Lab Card Program, a Laboratory Benefits Management (LBM) program, provides laboratory testing to insurance companies and self-insured groups at reduced rates as compared to traditional laboratories. It uses a unique benefit design that shares the cost savings with the patient, creating an incentive for the patient to help direct laboratory work to LabOne. Under the Program, the patient incurs no out-of-pocket expense when the Lab Card is used, and the payer receives substantial savings on its laboratory charges.

The Company's Lab Card Program covered approximately 1.4 million lives as of September 30, 1997. Additionally, LabOne had a signed backlog of approximately 400,000 additional lives to be covered by the Program.

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

THIRD QUARTER ANALYSIS

Net sales increased 34% to $19.7 million in the third quarter 1997 from $14.8 million in the third quarter 1996 due to increases in all business segments. Insurance segment revenue increased to $15.2 million during the third quarter 1997 as compared to $12.4 million in the same quarter last year. The increase was due to an increase in market share and an increase in oral fluid testing on applicants applying for smaller face-amount policies. The total number of insurance applicants tested in the third quarter 1997 increased by 22% as compared to the same quarter last year. Average revenue per applicant decreased less than 1%. Insurance kit and container revenue increased, due primarily to an increase in the number of blood and oral fluid kits sold.

Clinical (diagnostic) laboratory revenue increased 81% from $1.0 million in the third quarter 1996 to $1.8 million in 1997 due to a 79% increase in testing volumes. Substance abuse testing (SAT) revenue increased 106% from $1.3 million in the third quarter 1996 to $2.7 million in 1997, primarily due to increased testing volumes.

Cost of sales increased 28% or $2.4 million in the third quarter 1997 as compared to the prior year, due primarily to increases in supplies and payroll resulting from higher testing volumes. Insurance kit supplies increased due to the higher volume of kits sold and the increase in cost of oral fluid kits for HIV testing. Payroll and lab supplies increased due to the increased specimen volumes tested in each segment. Clinical cost of sales expenses were $2.2 million as compared to $1.7 million in the third quarter 1996. SAT cost of sales expenses were $2.0 million as compared to $1.0 million in the third quarter 1996.

As a result of the above factors, gross profit for the quarter increased $2.6 million (40%) from $6.5 million in 1996 to $9.1 million in 1997. Clinical gross profit increased $0.3 million in the third quarter to a loss of $0.4 million in 1997 from a loss of $0.7 million in the third quarter 1996. SAT gross profit increased to $0.8 million in the third quarter 1997 from $0.3 million last year.

Selling, general and administrative expenses increased $1.1 million (19%) in the third quarter 1997 as compared to the prior year, due primarily to increases in payroll expenses, travel and printing expenses. These were partially offset by a decrease in consulting and severance expenses. Clinical expenses, including allocated overhead, were $1.8 million as compared to $1.3 million in 1996. SAT expenditures, including allocations, were $0.9 million as compared to $0.6 million last year.

Operating income increased from $0.8 million in the third quarter 1996 to $2.3 million in 1997. The insurance segment increased $1.5 million to 4.6 million. The clinical segment declined $0.1 million to an operating loss of $2.2 million. The SAT segment improved $0.2 million from an operating loss of $0.3 million in the third quarter 1996 to a loss of $0.1 million in 1997.

The effective income tax rate increased from 33% in 1996 to 41% in 1997 due primarily to foreign tax adjustments in 1996.

The combined effect of the above factors resulted in net earnings of $1.5 million, or $0.12 per share, in the third quarter 1997 as compared to $0.8 million, or $0.06 per share, in the same period last year.



                                   Page 8
YEAR-TO-DATE ANALYSIS

Revenue in the nine month period ended September 30, 1997 was $57.8 million as compared to $42.8 million in the same period last year. The increase of $15.0 million is due to increases in insurance segment revenue of $8.6 million, SAT revenue of $3.6 million and clinical laboratory revenue of $2.8 million.

The total number of insurance applicants tested in the nine month period increased by 21% as compared to last year, while average revenue per applicant declined less than 1%. Kit and container revenue increased $2.7 million due primarily to an increase in the number of full blood and oral fluid kits sold and the increased price of oral fluid kits for HIV testing.

Clinical laboratory revenue increased from $2.7 million during the first nine months of 1996 to $5.5 million for the same period in 1997 due to increased testing volumes and higher revenue per patient. SAT revenue increased from $3.2 million in 1996 to $6.8 million in 1997 due to a 117% increase in testing volumes.

Cost of sales increased $7.1 million year to date as compared to the prior year. This increase is due primarily to increases in payroll, laboratory supplies and kit expenses. Payroll increased 21%, and lab supplies increased 32% due to the larger volume of all specimen types processed. Insurance kit expense increased due to the higher volume of kits sold and the increase in cost of oral fluid kits for HIV testing. Clinical cost of sales expenses were $6.1 million as compared to $4.7 million during the first nine months of 1996. SAT cost of sales expenses were $5.1 million as compared to $2.5 million during 1996.

As a result of the above factors, gross profit for the first nine months increased from $19.1 million in 1996 to $27.0 million in 1997. Clinical gross profit improved from a loss of $2.1 million in 1996 to a loss of $0.7 million in 1997. SAT gross profit increased to $1.7 million in the first nine months of 1997 from $0.7 million last year.

Selling, general and administrative expenses increased $3.0 million (17%) in the nine month period ended September 30, 1997 as compared to the prior year, due primarily to increases in payroll expenses, travel and printing expenses. Payroll expense increased due to bonus accruals and a 20% increase in employees. Clinical expenditures were $5.5 million as compared to $3.8 million in 1996. SAT expenses increased from $1.6 million in 1996 to $2.3 million in 1997.

Operating income increased from $1.8 million in the first nine months of 1996 to $6.7 million in 1997, primarily due to an increase in the insurance segment operating income of $4.9 million. The clinical segment had an operating loss of $6.2 million for the nine month period ended September 30, 1997 due to increased corporate overhead allocations offsetting operating improvements over 1996. The SAT segment improved from an operating loss of $0.9 million in 1996 to a loss of $0.6 million in 1997.

Investment income decreased $0.4 million primarily due to less funds available for investment. Other nonoperating income increased $0.2 million.

The combined effect of the above factors resulted in net earnings of $4.6 million, or $0.34 per share, in the nine month period ended September 30, 1997 as compared to $1.8 million, or $0.14 per share, in the same period last year.


                                  Page 9
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LabOne's working capital position decreased by $6.4 million to $32.4 million at September 30, 1997, from $38.8 million at December 31, 1996. This decrease is primarily due to dividends paid, the purchase of GIB laboratory assets and customer lists, and equipment purchases exceeding operating cash flow.
Net trade accounts receivable increased 38% over the balance at December 31, 1996, primarily due to a 35% increase in sales in 1997.

Net additions to property, plant and equipment and intangibles were $7.4 million in the nine month period as compared to $1.0 million in 1996. The increase is primarily due to the purchase of the assets and customer lists of GIB Laboratories and purchases supporting expanded laboratory capacity. The Company held approximately 1.9 million shares of stock in treasury at September 30, 1997, at a total cost of $22.0 million, or $11.67 per share.

In August 1997, LabOne's Board of Directors declared the regular quarterly dividend of $0.18 per common share. This dividend was paid on September 3, 1997, to stockholders of record as of August 26, 1997, and totaled approximately $2.4 million. The board will review the dividend payment policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

The Company had no borrowings during 1997. The Company expects to fund operations and future dividend payments from a combination of cash reserves and cash flow from operations. At September 30, 1997, LabOne had total cash and investments of $22.5 million as compared to $31.9 million at December 31, 1996.

In October 1997, LabOne announced that it had purchased approximately 54 acres of land at Renner Ridge Corporate Park in Lenexa, Kansas. LabOne is planning to construct a 280,000 square foot facility to house all of its corporate, laboratory and warehouse operations. This project is expected to cost approximately $27.5 million and will be financed with an industrial revenue bond.

                         PART II.  OTHER INFORMATION

Item 5. -  Exhibits and Reports on Form 8-K
   (a)   Exhibits
27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this third quarter 1997 Form 10-Q.
   (b)   Reports on Form 8-K
          None

                                SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      LabOne, Inc.

      Date:  November 7, 1997     By  /s/ Kurt E. Gruenbacher
                                  Kurt E. Gruenbacher, V.P. Finance and CAO

      Date:  November 7, 1997     By  /s/ Robert D. Thompson
                                  Robert D. Thompson, Executive V.P., COO,
                                  CFO and Treasurer

                                   Page 10