Form 10-K
period 1997-12-31
LABONE INC
filed 1998-03-23
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended - December 31, 1997

                              Commission file number 0-15975
                                                     -------
                                       LabOne, Inc.
                                       ------------
                                 10310 West 84th Terrace
                                   Lenexa, Kansas 66214
                                      (913) 888-1770

                                 Incorporated in Delaware
                    I.R.S. Employer Identification Number:  48-0952323

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

    Approximate aggregate market value of voting stock held by non-affiliates of Registrant: $39,400,000 (based on closing price as of March 2, 1998, of $16.75). The non-inclusion of shares held by directors, officers and beneficial owners of more than 5% of the outstanding stock shall not be deemed to constitute an admission that such persons are affiliates of the Registrant within the meaning of the Securities and Exchange Act of 1934.

    Number of shares outstanding of the only class of Registrant's common stock as of March 2, 1998: $0.01 par value common - 13,135,552 shares net of 1,864,448 shares held as treasury stock.

                    DOCUMENTS INCORPORATED BY REFERENCE:
    The information included under the captions entitled "Information Concerning Nominees for Election as Directors," "Security Ownership of Management," "Security Ownership of Certain Beneficial Owners," and "Executive Compensation," in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 14, 1998, is incorporated into Part III of this Annual Report on Form 10-K.
    The exhibit list for this Form 10-K begins on page 16.

                                 Page 1 of 43
                                    PART I
                                    ------
ITEM 1.  BUSINESS

General

LabOne, Inc., a Delaware corporation, was established in 1972 to provide laboratory services for the insurance industry. LabOne, Inc., together with its wholly-owned subsidiary Lab One Canada Inc., hereinafter collectively referred to as either LabOne or the Company, is the largest provider of such services in the United States and Canada. (See Note 7 of Notes to Consolidated Financial Statements for financial information regarding foreign operations.) The Company provides high-quality laboratory services to self-insured groups, insurance companies, employers and physicians nationwide.

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

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare-- insurance companies and self-insured groups. The Company does this through exclusive arrangements with managed care organizations and through Lab Card(Registered), a Laboratory Benefits Management (LBM) program.

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

In July 1997, LabOne announced that discussions between LabOne and Lab Holdings, Inc. (formerly Seafield Capital Corporation), which owns 82 percent of LabOne, regarding a possible merger between the two companies have been terminated.

Services Provided by the Company
--------------------------------

Insurance Applicant Testing:

In order to establish the appropriate level of premium payments or to determine
                                       2

whether to issue a policy, an insurance company requires objective means of evaluating the insurance risk posed by policy applicants. Because decisions of this type are based on statistical probabilities of mortality and morbidity, an insurance company generally requires quantitative data reflecting the applicant's general health. Standardized laboratory testing, tailored to the needs of the insurance industry and reported in a uniform format, provides an insurance company with an efficient means of evaluating the mortality and morbidity risks posed by policy applicants. The use of standardized blood, urine and oral fluid testing has proven a cost-effective alternative to individualized physician examinations, which utilize varying testing procedures and reports.

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

Insurance specimens are normally collected from individual insurance applicants by independent paramedical personnel using LabOne's custom-designed collection kits and containers. These kits and containers are delivered to LabOne's laboratory via overnight delivery services or mail, coded for identification and processed according to each client's specifications. Results are generally transmitted to the insurance company's underwriting department that same evening. LabOne provides a one-day service guarantee on oral fluid and urine HIV specimen results.

LabOne offers LabOne NET, a combination network/software product that provides a connection for insurance underwriters for ordering and delivery of risk assessment information such as laboratory results, motor vehicle reports and other applicant information. Additionally, LabOne will handle paramedical examination paperwork and assist with administration of data for insurance underwriting.

Patient Testing:

The Company began offering laboratory testing services to the healthcare industry in 1994. Clinical laboratory tests are generally requested by physicians and other healthcare providers to diagnose and monitor diseases and other medical conditions through the detection of substances in blood and other specimens. Laboratory testing is generally categorized as either clinical testing, which is performed on bodily fluids including blood and urine, or anatomical pathology testing, which is performed on tissue. Clinical and anatomical pathology tests are frequently performed as part of regular physical examinations and hospital admissions in connection with the diagnosis and

                                       3
treatment of illnesses. The most frequently requested tests include blood chemistry analyses, blood cholesterol level tests, urinalyses, blood cell counts, PAP smears and AIDS-related tests.

Clinical specimens are collected at the physician's office or other specified sites. The Company's couriers pick up the specimens and deliver them to local airports for express transport to the Kansas laboratory. Specimens are coded for identification and processed. The Company's testing menu includes the majority of tests requested by its clients. Tests not performed in-house are sent to reference laboratories for testing, and results are transmitted into the Company's computer system along with all other completed results.

The Company has established the Lab Card(Registered) Program, as well as alliances with major healthcare providers, as vehicles for delivering outpatient laboratory services. The Lab Card Program is marketed to healthcare payers (self-insured groups and insurance companies), allowing them to avoid price mark-ups and cost shifting. With the Program, companies save substantially on their outpatient laboratory testing, and patients pay no out-of-pocket fees when they use their Lab Card.

Substance Abuse Testing:

LabOne markets substance abuse testing to Fortune 1000 companies, third party administrators and occupational health providers. Certification by SAMHSA enables the Company to offer substance abuse testing services to federally regulated industries. There are presently 71 laboratories that are SAMHSA certified.

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

Segment Information
-------------------
The following table summarizes the Company's revenues from services provided to the insurance, clinical and substance abuse testing markets (dollars in thousands):

                                    Year ended December 31,
                             1997             1996             1995
                          -----------      -----------      -----------
Insurance                $ 61,998  79%    $ 50,801  85%    $ 52,544  92%
Clinical                    7,512   9%       3,942   7%       2,297   4%
Substance Abuse             9,416  12%       4,689   8%       2,188   4%
                           ------           ------           ------
   Total                 $ 78,926         $ 59,432         $ 57,029
                           ======           ======           ======

       (See Note 11 of Notes to Consolidated Financial Statements for operating income and identifiable assets by segment.)

                                       4
Operations
----------
The Company's operations are designed to facilitate the testing of a large number of specimens and to report the results to our clients, generally within 24 hours of receipt of specimens. The Company has internally developed, custom-designed laboratory and business processing systems. It is a centralized network system that provides an automated link between LabOne's testing equipment, data processing equipment and the clients' computer systems. This system offers LabOne's clients the ability to customize their testing and reflex requirements by several parameters to best meet their needs.

As a result of the number of tests it has performed over the past several years, LabOne has compiled and maintains a large statistical data base of test results. These summary statistics are useful to the actuarial and underwriting departments of an insurance client in comparing that client's test results to the results obtained by the Company's entire client base. Company-specific and industry-wide reports are frequently distributed to clients on subjects such as coronary risk analysis, cholesterol and drugs of abuse. Additionally, the company's statistical engineering department is capable of creating customized reports to aid managed care entities or employers in disease management and utilization tracking to help manage healthcare costs.

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

Procedure manuals in all areas of the laboratory help maintain uniformity and accuracy and meet regulatory guidelines. Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process. Complete documentation provides record keeping for employee reference and meets regulatory requirements. All employees are thoroughly trained to meet standards mandated by OSHA in order to maintain a safe work environment. Superblind Testing Service(TM) controls are used to challenge every aspect of service at LabOne from specimen arrival through final billing. Approximately 2,000 samples are prepared and submitted anonymously each month. These samples are especially designed to challenge testing, handling and reporting procedures. Specimens requiring special handling are evaluated and verified by control analysis personnel. A computer edit program is used to review and verify clinically abnormal results and all positive HIV antibody and drugs-of-abuse records. As an external quality assurance program, LabOne

                                       5
participates in a number of proficiency programs established by the College of American Pathologists (CAP), the American Association of Bioanalysts and the Centers for Disease Control. LabOne is accredited by CAP.

The Office of Inspector General (OIG) of the Department of Health and Human Services has developed a sample Model Compliance Plan. Laboratories are being advised to create a similar program to ensure compliance with anti-fraud and abuse laws and rules governing federally-financed reimbursement for lab testing services. Even though only a small portion of LabOne's business encompasses fee-for-service Medicare/Medicaid, a Chief Compliance Officer and nine Co-Compliance Officers have been appointed. The Company is in the process of developing the LabOne Compliance Plan.

LabOne is licensed under the Clinical Laboratory Improvement Amendments (CLIA) of 1988. LabOne has additional licenses for substance abuse testing from the state of Kansas and all other states where such licenses are required. LabOne is certified by SAMHSA to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations.

Sales and Marketing
-------------------
LabOne's client base currently consists primarily of insurance companies in the United States and Canada. The Company believes that its ability to provide prompt and accurate results on a cost-effective basis and its responsiveness to customer needs have been important factors in servicing existing business.

All of the sales representatives for the insurance market have significant business experience in the insurance industry or clinical laboratory-related fields. These representatives call on major clients several times each year, usually meeting with a medical director or vice president of underwriting.
An important part of the Company's marketing effort is directed toward providing its existing clients and prospects with information pertaining to the actuarial benefits of, and trends in, laboratory testing. The Company's sales representatives and its senior management also attend and sponsor insurance industry underwriters' and medical directors' meetings.

The sales representatives for the clinical industry are experienced in the healthcare benefit market or clinical laboratory-related fields and currently work in the geographic areas which they represent. Marketing efforts are directed at insurance carriers, self-insured employers and trusts, third party administrators and other organizations nationwide.

Substance abuse marketing efforts are primarily directed at Fortune 1000 companies, occupational health clinics and third party administrators. The Company's strategy is to offer quality service at competitive prices. The sales force focuses on the ability of LabOne to offer multiple reporting methods, next flight out options, dedicated client service representatives and rapid reporting of results.

Competition
-----------
The Company believes that the insurance laboratory testing market is approximately a $100 million to $120 million industry. LabOne currently services over half the market. LabOne has maintained its market leadership through the development of long term client relationships, its reputation for providing quality products and services at competitive prices, and its battery of tests which are tailored specifically to an insurance company's needs.


                                       6
LabOne has two other main competitors, Osborn Laboratories, Inc. and Clinical Reference Laboratory. Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services. At the time of the purchase, GIB served approximately 5% of the insurance laboratory testing market.

The insurance testing industry continues to be highly competitive. The primary focus of the competition has been on pricing. This continued competition has resulted in a decrease in LabOne's average price per test. It is anticipated that prices may continue to decline in 1998.

The clinical laboratory testing market is a $40 billion industry which is highly fragmented and very competitive. The Company faces competition from numerous independent clinical laboratories and hospital- or physician-owned laboratories. Many of the Company's competitors are significantly larger and have substantially greater financial resources than LabOne. The Company is working to establish a solid client base in this environment through the use of Lab Card and the establishment of exclusive arrangements with large groups and managed care entities to provide laboratory services.

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

Foreign Markets
---------------
Lab One Canada Inc. markets insurance testing services to Canadian clients, with laboratory testing performed in the United States. The following table summarizes the revenue, profit and assets applicable to the Company's domestic operations and its subsidiary, Lab One Canada Inc.
                                  Year ended December 31,
                                1997*      1996       1995
                               ------     ------     ------
                                       (in millions)
Sales:
       United States            $72.4      $53.1      $50.8
       Canada                     6.6        6.4        6.2

Operating Profit:
       United States              2.0        2.4        1.9
       Canada                     0.6        0.7        0.3

Identifiable Assets:
       United States             56.8       62.1       64.4
       Canada                     3.2        2.7        5.7

         *1997 operating profit includes a one-time write-off of $6.6 million.
              (See Note 1 of Notes to Consolidated Financial Statements.)

                                       7
Technology Development
----------------------
The technology development department evaluates new commercially available tests and technologies or develops new assays and compares them to competing products in order to select the most accurate laboratory procedures. Additionally, LabOne's scientists present findings to LabOne's clients to aid them in choosing the best tests available to meet their requirements. Total technology development expenditures are not considered significant to the Company as a whole.

Employees
---------
As of March 2, 1998, the Company had 665 full-time employees, representing an increase of 99 employees from the same time in 1997. None of the Company's employees are represented by a labor union. The Company believes its relations with employees are good.

ITEM 2.  PROPERTIES

The Company's corporate headquarters is located in Lenexa, Kansas, approximately 12 miles from Kansas City, Missouri. This facility is owned by the Company and occupied by the administration, information systems, insurance client services, data entry and sales departments. There is no debt associated with this building.

The Company's laboratory testing facility is in Overland Park, Kansas, less than two miles from corporate headquarters. This building is also owned by the Company and is occupied by laboratory operations and clinical client services. There is no debt associated with this facility. The testing laboratory has certain enhancements that improve the efficiency of operations. All automated testing equipment requiring purified water is linked directly to a centralized water-purification system. The laboratory is also equipped with a sensor-detecting ventilation system which eliminates "hot spots" caused by the high-temperature output of laboratory and computer processing equipment. In addition, a full-time alternative power source is on-line in the event of electrical power shortage. These back-up power sources allow specimen testing and data processing to continue until full power is restored, thus assuring LabOne's clients of our continuous laboratory operation.

The Company leases a building in Lenexa, Kansas, approximately two miles from corporate headquarters, for use as a secured warehouse and purchasing and distribution center. The lease is through February 1999. The Company also leases 10 locations in Northern California and 9 in the Midwest which serve as LabOne Service Centers (LSCs). These facilities provide specimen collection services for patients and are typically located in medical office buildings. Lab One Canada Inc. leases office space in Canada, which is used for sales and client services. This lease expires in October 2000.

LabOne is building a new 262,000 square foot facility in Lenexa, Kansas to consolidate the functions of the three main current locations, as well provide a significant increase in space. The three main buildings currently are approximately 150,000 square feet. The building is being designed and built with the capability for further laboratory and warehouse expansion if necessary. The administration and laboratory buildings are available for sale, and the lease for the warehouse will be allowed to expire in early 1999.




                                       8
ITEM 3. LITIGATION

In the normal course of business, LabOne had certain lawsuits pending at December 31, 1997. In the opinion of management, after consultation with legal counsel and based upon currently available information, none of these lawsuits are expected to have a material impact on the financial condition or results of operations of the Company.

No provisions for loss related to litigation are included in the accompanying consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None


                                         PART II
                                         -------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock is traded in the national over-the-counter market and is listed in the NASDAQ National Market System maintained by the National Association of Securities Dealers. As of March 2, 1998, the outstanding shares were held by approximately 406 shareholders of record.

The Company paid quarterly dividends of $0.18 per common share in both 1997 and 1996. The Board of Directors reviews the dividend policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

The following are the high and low closing prices of the stock for each quarter of 1997 and 1996:


                                    1997               1996
                               --------------     --------------
                                High     Low       High     Low
                               -----    -----     -----    -----
      1st Quarter             $20.00    16.50    $17.00    12.50
      2nd Quarter              18.38    15.38     18.75    15.75
      3rd Quarter              18.50    15.50     18.75    13.00
      4th Quarter              18.06    15.50     19.25    15.00
















                                       9
ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected financial information and operating data regarding the Company. This information should be read in conjunction with Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 14. (a) (1) and (2), CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE. The balance sheet data as of December 31, 1997, 1996, 1995, 1994 and 1993, and the statement of earnings data for each of the years in the five-year period ended December 31, 1997, have been derived from the Company's Consolidated Financial Statements, which have been audited by KPMG Peat Marwick LLP, the Company's independent certified public accountants.

                                       Years Ended December 31,
                                 (in thousands, except per share amounts)
                                  1997     1996     1995     1994     1993
Statement of Earnings Data:    --------   ------   ------   ------   ------
  Sales                        $ 78,926   59,432   57,029   60,726   69,378
  Cost of sales                  42,017   32,717   29,934   29,073   30,019
                               --------   ------   ------   ------   ------
  Gross profit                   36,909   26,715   27,095   31,653   39,359
  Selling, general and
    administrative expenses      27,707   23,623   24,908   24,821   22,639
  Loss provision*                 6,553       -        -        -        -
                               --------   ------   ------   ------   ------
  Earnings from operations        2,649    3,092    2,188    6,833   16,720
  Other income                    1,122    1,784    2,562    1,700      813
                               --------   ------   ------   ------   ------
  Earnings before income taxes    3,771    4,877    4,750    8,533   17,534
  Income taxes                    1,568    2,009    1,953    2,846    6,968
                               --------   ------   ------   ------   ------
  Net earnings                 $  2,202    2,868    2,797    5,687   10,566
                               ========   ======   ======   ======   ======
  Basic and diluted earnings
    per common share           $   0.17     0.22     0.21     0.43     0.80
                               ========   ======   ======   ======   ======
  Dividends per common share   $   0.72     0.72     0.72     0.72     0.72
                               ========   ======   ======   ======   ======
Balance Sheet Data:
  Working capital               $35,426   38,817   44,233   48,559   48,649
  Total assets                   59,973   64,743   70,048   76,758   81,130
  Long term debt                     -        -        -        -        -
  Stockholders' equity           51,499   58,449   64,864   71,237   74,764

  *The 1997 loss provision represents the one-time write-down on the value of the Company's facilities which are available for sale.
        (See Note 1 of the Notes to Consolidated Financial Statements.)












                                       10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
1997 Compared to 1996

Revenue for the year ended December 31, 1997 was $78.9 million as compared to $59.4 million in 1996. The increase of $19.5 million, or 33%, is due to increases in insurance segment revenue of $11.2 million, SAT revenue of $4.7 million and clinical laboratory revenue of $3.6 million. The insurance segment increased 22% due to an increase in the total number of insurance applicants tested and an increase in kit revenue, partially offset by a 1% decrease in the average revenue per applicant. The increase in insurance segment revenue is primarily due to an increase in market share and changes to testing thresholds. SAT revenue increased from $4.7 million in 1996 to $9.4 million in 1997 due to a doubling in testing volumes. Clinical laboratory revenue increased from $3.9 million in 1996 to $7.5 million in 1997 due to increased testing volumes and higher revenue per patient.

Cost of sales increased $9.3 million (28%) for the year as compared to the prior year. This increase is due primarily to increases in payroll, laboratory supplies and kit expenses due to the larger specimen volume for all three business segments. Direct and allocated clinical cost of sales expenses were $8.3 million as compared to $6.5 million during 1996. Direct and allocated SAT cost of sales expenses were $7.0 million as compared to $3.7 million during 1996. These increases are due to increased testing volumes.

As a result of the above factors, gross profit increased $10.2 million (38%) from $26.7 million in 1996 to $36.9 million in 1997. Insurance gross profit increased $7.0 million, or 25%, in 1997 as compared to 1996. Clinical gross profit improved $1.8 million from a loss of $2.6 million in 1996 to a loss of $0.8 million in 1997. SAT gross profit increased from $1.0 million in 1996 to $2.4 million in 1997.

Selling, general and administrative expenses increased $4.1 million (17%) in 1997 as compared to 1996 due primarily to increases in payroll expenses, travel and amortization expenses. Clinical overhead expenditures were $7.5 million as compared to $5.4 million in 1996. SAT overhead increased from $2.2 million in 1996 to $3.3 million in 1997. These increases are due to the growth in each segment.

In 1997, the Company recorded a one-time write-down of $6.6 million on the value of the laboratory and administrative buildings in anticipation of their sale. (See Note 1 of Notes to Consolidated Financial Statements.)

Operating income decreased from $3.1 million in 1996 to $2.6 million in 1997, primarily due to the $6.6 million write down, partially offset by an increase in the insurance segment operating income of $5.9 million. The clinical segment had an operating loss of $8.3 million for 1997 as compared to a loss of $8.0 million in 1996, due to a $0.6 million increase in corporate overhead allocation over 1996. The SAT segment improved from an operating loss of $1.2 million in 1996 to a loss of $0.9 million in 1997, including a $0.9 million increase in corporate overhead allocation over last year.




                                       11

Other income decreased $0.7 million in 1997 as compared to 1996, due to lower investment income. Average income tax expense was 41.6% of pretax income in 1997 as compared to 41.2% in 1996.

The combined effect of the above factors resulted in net earnings of $2.2 million, or $0.17 per share, in 1997 as compared to $2.9 million, or $0.22 per share, last year. Excluding the impact of the write-down, net income would have been $6.1 million, or $0.46 per share, in 1997.


1996 Compared to 1995

Revenue for the year ended December 31, 1996, was $59.4 million as compared to $57.0 million in 1995. The increase of $2.4 million, or 4%, can be attributed to an increase in healthcare (clinical and substance abuse testing) segment revenue of $4.1 million, partially offset by a decrease in insurance segment revenue of $1.7 million. Healthcare revenue increased from $4.5 million in 1995 to $8.6 million in 1996 due to continued expansion efforts. Insurance segment revenue decreased, primarily due to a 6% reduction in revenue per applicant, partially offset by an increase in insurance kit revenue. The total number of applicants tested for the year was relatively the same as in 1995.

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

Selling, general and administrative expenses decreased $1.3 million (5%) in 1996 as compared to 1995 due primarily to decreases in depreciation, travel, insurance and legal expenses. Healthcare overhead expenditures increased from $5.8 million in 1995 to $7.6 million in 1996, primarily due to an increase in allocated overhead and growth in healthcare segment payroll.

Operating income increased from $2.2 million in 1995 to $3.1 million in 1996. The increase is primarily attributable to a $0.2 million increase in the insurance segment operating income and a $0.7 million decrease in the healthcare segment operating loss.

Nonoperating income decreased $0.8 million primarily due to a decrease in investment income.

The effective income tax rate remained steady at 41% during 1995 and 1996.

The combined effect of the above factors resulted in net earnings of $2.9 million, or $0.22 per share, for 1996 as compared to $2.8 million, or $0.21 per share, last year.






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

The insurance laboratory testing industry continues to be highly competitive. The primary focus of the competition has been on pricing. LabOne continues to maintain its market leadership by providing quality products and services at competitive prices. Management expects that prices may continue to decline during 1998 due to competitive pressures. This trend may have a material impact on earnings from operations.

Currently, there are approximately 13.5 million individual life insurance policies sold in the United States annually. However, laboratory services are provided on only approximately 5 million of these policy applicants. During 1996, the FDA approved an oral fluid Western blot test as a confirmation for the oral fluid HIV-1 antibody test. The noninvasive nature of oral specimen collection allows for lower cost collection, making testing much more affordable on smaller face value insurance policies. Due to the lower collection expense associated with oral fluid collection devices, the potential exists for an expansion of the testing market. The total number of insurance applicants tested by LabOne increased 22% in 1997 from the prior year. Approximately one-half of the increase represented oral fluid HIV tested applicants. Oral fluid tested applicants are expected to further increase in 1998.

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

In the clinical division, BlueCross BlueShield of Tennessee has selected LabOne to provide routine outpatient laboratory testing services for BlueCare members throughout Tennessee effective February 1, 1998. BlueCare is BlueCross BlueShield of Tennessee's plan for Tenncare participants. Approximately 350,000 BlueCare members are covered by the program. (LabOne originally announced that the BlueCare program covered approximately 425,000 lives.) To date, our Laboratory Benefit Management programs, including BlueCare and the Lab Card Program, have more than 1.8 million lives enrolled with more than 300,000 additional lives awaiting implementation.

LabOne is actively addressing Year 2000 computer concerns. The company has established an oversight committee which includes management from all parts of the Company and meets periodically to review progress. The Company expects to complete all internal Year 2000 objectives by the end of 1998 and is assessing the Year 2000 preparation and contingency plans of its clients and vendors. Total expenses related to this project are not expected to be material to the Company.





                                       13
In June, 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both are effective for the Company's fiscal year ending December 31, 1998, and retroactive application will be required. The Company does not expect these statements to have a significant effect on reported earning or segment disclosures.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
LabOne's working capital position declined from $38.8 million at December 31, 1996, to $35.4 million at December 31, 1997. This decrease is the result of dividends paid, capital additions and the purchase of GIB assets exceeding net cash provided by operations. Net cash provided by operations during 1997 increased from $6.7 million in 1996 to $8.0 million in 1997.

During 1997, LabOne paid quarterly dividends of $0.18 per common share. The Board of Directors reviews this policy on a periodic basis. The total amount of dividends paid during 1997 was $0.72 per share, or $9.4 million. Although cash dividends paid currently exceed net cash provided by operations, there are no immediate restrictions that would limit the Company's ability to make future dividend payments.

During 1997, the Company invested $11.4 million in additional property, plant and equipment and the purchase of certain assets and customer lists of GIB Laboratories, Inc., as compared to $3.2 million in 1996 and $2.9 million in 1995. Of the amount spent in 1997, approximately $4.8 million was for the GIB purchase, and approximately $2.8 million was for land acquisition and initial development costs to construct the Company's new facility. The new facility project is expected to cost approximately $27.5 million and is expected to be primarily financed with an industrial revenue bond approved by the City of Lenexa (Kansas) in August 1997. The IRB is expected to be in place during the second quarter 1998. Other capital asset purchases are expected to be consistent with prior years.

The Company had no short-term borrowings during 1997. Management expects to be able to fund operations and future dividend payments from a combination of cash flow from operations and cash reserves. Proceeds from the industrial revenue bond will be used to finance the construction of the Company's new facility. Interest on the bond will be based on a taxable seven day variable rate which would have been less than seven percent as of March 2, 1998. The Company expects to repay the bond over 11 years at $2.5 million per year plus interest. Total cash and investments at December 31, 1997, were $19.5 million, as compared to $31.9 million at December 31, 1996.
















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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information included under the captions entitled "Information Concerning Nominees for Election as Directors," "Security Ownership of Management," "Security Ownership of Certain Beneficial Owners," "Executive Compensation," and "Relationships with Lab Holdings," in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its annual meeting of stockholders to be held May 14, 1998, is incorporated into Items 10, 11, 12 and 13 above by reference.




























                                       15
                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


(a) (1) and (2) -- The following consolidated financial statements and schedule are attached as a separate section of this report entitled "Consolidated Financial Statements and Schedule":


     INDEPENDENT AUDITORS' REPORT


     CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheets, December 31, 1997, and 1996
     Consolidated Statements of Earnings, Years Ended
          December 31, 1997, 1996, and 1995
     Consolidated Statements of Stockholders' Equity,
          Years Ended December 31, 1997, 1996, and 1995
     Consolidated Statements of Cash Flows, Years Ended
          December 31, 1997, 1996, and 1995
     Notes to Consolidated Financial Statements

     SCHEDULE:
     Schedule II - Valuation and qualifying accounts

     All other schedules are omitted because they are not applicable, not required, or the information is included in the Consolidated Financial Statements or the notes thereto.



(b)  Reports on Form 8-K

A Form 8-K current report dated January 26, 1998, was filed with the commission reporting under Other Events the results of operations for the year, including a one-time write-down of $6.6 million on the value of the Company's buildings in anticipation of their sale. Additionally, it was reported that BlueCross BlueShield of Tennessee has selected LabOne to provide routine outpatient laboratory testing services for BlueCare members throughout Tennessee.


















                                       16
c)  Exhibits required by Item 601 of Regulation S-K
         (Exhibits follow the Schedule):
                                                                          Page
                                                                          ----
3.1*   Articles of Incorporation - attached as Exhibit (3) to the
       Registrant's Form 10-K Annual Report dated March 28, 1988.

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

10.4*  Amendment to paragraph 3 of the Registrant's Long
       Term Incentive Plan - attached as Exhibit (10.4) to the Registrant's Form 10-K Annual Report dated
       March 21, 1996.**

10.5   Amendment to paragraph 2(a) of the Registrant's Long
       Term Incentive Plan - dated May 9, 1997.**                           41

10.6   Registrant's Annual Incentive Plan. **                               42

10.7* Registrant's Stock Plan for nonemployee directors - attached as Exhibit (A) to the Registrant's Proxy
       Statement dated April 10, 1992. ***

10.8*  Services Agreement, dated January 1, 1993, between
       Seafield Capital Corporation and the Registrant - attached as Exhibit (10.6) to the Registrant's Form
       10-K Annual Report dated March 14, 1994.

10.9*  Services Agreement, dated January 1, 1993, between
       Business Men's Assurance Company of America and the Registrant - attached as Exhibit (10.7) to the Registrant's Form 10-K Annual Report dated March 14,
       1994.

10.10* Amendment to Services Agreement, dated September 15, 1995, between the Registrant and Business Men's Assurance
       Company of America attached as Exhibit (10.9) to the Registrant's Form 10-K Annual Report dated March 21, 1996.


                                      17
                                                                          Page
                                                                          ----

10.11* Form of Employment Agreement between the Registrant and its executive officers and certain key employees - attached as Exhibit (10) to the Registrant's Form 10-K
       Annual Report dated March 28, 1988. **

10.12* Amended Employment Agreement between the Registrant and Robert D. Thompson - attached as Exhibit (10.11) to the Registrant's Form 10-K Annual Report dated
       March 21, 1996. **

10.13* Employment Agreement between the Registrant and
       Gregg R. Sadler - attached as Exhibit (10.14) to the Registrant's Form 10-K Annual Report dated
       March 14, 1994. **

10.14* Amendment to Employment Agreement between the
       Registrant and Gregg R. Sadler - attached as
       Exhibit (10.13) to the Registrant's Form 10-K
       Annual Report dated March 21, 1996. **

10.15* Employment Agreement between the Registrant and
       Thomas J. Hespe - attached as Exhibit (10.14) to the Registrant's Form 10-K Annual Report dated
       March 21, 1996. **

10.16* Amended Employment Agreement between the Registrant and Carl W. Ludvigsen, Jr. - attached as Exhibit
       (10.15) to the Registrant's form 10-K Annual Report dated March 7, 1997. **

10.17* Employment Agreement between the Registrant and
       Robert F. Thompson - attached as Exhibit (10.17) to the Registrant's Form 10-K Annual Report dated
       March 23, 1995. **

10.18* Form of Amendment to Employment Agreement between the Registrant and Robert F. Thompson - attached as
       Exhibit (10.18) to the Registrant's Form 10-K Annual
       Report dated March 23, 1995. **

11. Statement regarding computation of per share earnings - see Note 1 of Notes to Consolidated
       Financial Statements, "Earnings Per Share."

21. Subsidiaries of Registrant - see Note 1 of Notes to Consolidated Financial Statements, "Principles of
       Consolidation and Basis of Presentation."









                                      18
                                                                          Page
                                                                          ----

24.    Powers of Attorney.                                                 43

27. Financial Data Schedule - as submitted electronically by the Registrant in conjunction with this 1997 Form 10-K.

99. Proxy Statement for Annual Shareholders Meeting to be held May 14, 1998 - to be filed.


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

LabOne, Inc.

By:      /s/ Robert D. Thompson          By:      /s/ Kurt E. Gruenbacher
         ----------------------                   -----------------------
         Robert D. Thompson                       Kurt E. Gruenbacher
Title:   Executive V.P., Chief           Title:   V.P. Finance and CAO
         Operating Office and                     and Treasurer
         Chief Financial Officer
Date:    March 23, 1998                  Date:    March 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 23, 1998 in the capacities indicated.

By:      /s/ W. Thomas Grant II          By:      /s/ Robert D. Thompson
         ----------------------                   ----------------------
         W. Thomas Grant II                       Robert D. Thompson
Title:   Chairman of the Board,          Title:   Executive V.P., Chief
         President and Chief Executive            Operating Officer and
         Officer                                  Chief Financial Officer

By:      /s/ Gregg R. Sadler             By:      /s/ Thomas J. Hespe
         -------------------                      -------------------
         Gregg R. Sadler                          Thomas J. Hespe
Title:   Executive V.P. Administration,  Title:   Executive V.P. Sales and
         Secretary and Director                   and Director

By:      /s/ Kurt E. Gruenbacher         By:      */s/ Joseph H. Brewer
         -----------------------                  ---------------------
         Kurt E. Gruenbacher                      Joseph H. Brewer
Title:   V.P. Finance, CAO and           Title:   Director
         Treasurer

By:      */s/ William D. Grant           By:      */s/ Richard A. Rifkind
         ---------------------                    -----------------------
         William D. Grant                         Richard A. Rifkind
Title:   Director                        Title:   Director

By:      */s/ Richard S. Schweiker       By:      */s/ James R. Seward
         -------------------------                --------------------
         Richard S. Schweiker                     James R. Seward
Title:   Director                        Title:   Director

By:      */s/ John E. Walker             By:      */s/ R. Dennis Wright
         -------------------                      ---------------------
         John E. Walker                           R. Dennis Wright
Title:   Director                        Title:   Director

                                         *By:     /s/ Gregg R. Sadler
                                                  -------------------
                                                  Gregg R. Sadler
                                                  Attorney-in-fact

                                      20
















                        LABONE, INC. AND SUBSIDIARY




                Consolidated Financial Statements and Schedule
                       December 31, 1997, 1996 and 1995
                 (With Independent Auditors' Report Thereon)



































                            LABONE, INC. AND SUBSIDIARY
                  Consolidated Financial Statements and Schedule


                                      Index
                                      -----


INDEPENDENT AUDITORS' REPORT                                            23


CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets, December 31, 1997 and 1996             24

    Consolidated Statements of Earnings, Years ended
      December 31, 1997, 1996 and 1995                                  26

    Consolidated Statements of Stockholders' Equity,
      Years ended December 31, 1997, 1996 and 1995                      27

    Consolidated Statements of Cash Flows, Years ended
      December 31, 1997, 1996 and 1995                                  28

    Notes to Consolidated Financial Statements                          29


SCHEDULE:

    Schedule II - Valuation and Qualifying Accounts                     40




























                            INDEPENDENT AUDITORS' REPORT
                            ----------------------------


The Board of Directors
LabOne, Inc.:


We have audited the accompanying consolidated balance sheets of LabOne, Inc. and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LabOne, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set fourth therein.


/s/KPMG Peat Marwick LLP


Kansas City, Missouri
January 30, 1998










                                      23
                           LABONE, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                            December 31, 1997 and 1996

      Assets                                            1997          1996
      ------                                         ----------    ----------
Current assets:
  Cash and cash equivalents                       $  18,284,672    28,647,378
  Short-term investments (note 10)                    1,204,638     2,748,050
  Accounts receivable, net of allowance
    for doubtful accounts of $968,295 in 1997
    and $657,558 in 1996                             12,604,687     9,598,707
  Income taxes receivable                               508,704       237,373
  Inventories                                         2,203,471     1,360,164
  Real estate available-for-sale (note 1)             3,515,000          -
  Prepaid expenses and other current assets           2,279,619     1,837,165
  Deferred income taxes (note 3)                      3,299,387       682,206
                                                     ----------    ----------
         Total current assets                        43,900,178    45,111,043
                                                     ----------    ----------

Investments with maturities of more than one
    year, at cost (note 10)                                -          504,292
                                                     ----------    ----------
Property, plant and equipment:
  Land                                                2,379,334     1,495,833
  Building (note 1)                                        -       11,978,641
  Laboratory equipment                               19,044,329    17,092,316
  Data processing equipment and software             17,130,254    16,966,467
  Office and transportation equipment                 4,909,970     4,110,435
  Leasehold improvements                                492,684       998,805
                                                     ----------    ----------
                                                     43,956,571    52,642,497

  Less accumulated depreciation                      33,515,280    35,751,529
                                                     ----------    ----------
         Net property, plant and equipment           10,441,291    16,890,968
                                                     ----------    ----------

Other assets:
  Intangible assets, net of accumulated
    amortization (notes 1 and 2)                      5,229,708     2,098,987
  Deferred income taxes-noncurrent (note 3)             321,799       114,683
  Deposits and other miscellaneous                       80,497        23,202
                                                     ----------    ----------
         Total Assets                             $  59,973,473    64,743,175
                                                     ==========    ==========









See accompanying notes to consolidated financial statements.


                            LABONE, INC. AND SUBSIDIARY

                        Consolidated Balance Sheets, Continued


    Liabilities and Stockholders' Equity                1997          1996
    ------------------------------------             ----------    ----------
Current liabilities:
  Accounts payable                                 $  3,326,451     2,971,376
  Accrued payroll and benefits                        4,530,235     2,802,566
  Other accrued expenses                                423,396       393,811
  Other current liabilities                             194,148       126,129
                                                     ----------    ----------
       Total current liabilities                      8,474,230     6,293,882
                                                     ----------    ----------


Stockholders' equity:
  Preferred stock, $0.01 par value per share;
     1,000,000 shares authorized, none issued             -             -
  Common stock, $0.01 par value per share;
     40,000,000 shares authorized, 15,000,000
     shares issued (note 5)                             150,000       150,000
  Additional paid-in capital                         13,723,250    13,546,121
  Equity adjustment from foreign currency
     translation                                       (666,927)     (543,959)
  Retained earnings                                  60,259,272    67,494,437
                                                     ----------    ----------
                                                     73,465,595    80,646,599

  Less treasury stock of 1,874,706 shares in
     1997 and 1,915,835 shares in 1996, at cost      21,966,352    22,197,306
                                                     ----------    ----------
        Total stockholders' equity                   51,499,243    58,449,293
                                                     ----------    ----------
Total Liabilities and Stockholders' Equity        $  59,973,473    64,743,175
                                                     ==========    ==========



















See accompanying notes to consolidated financial statements.

                                      25
                            LABONE, INC. AND SUBSIDIARY
                         Consolidated Statements of Earnings
                     Years ended December 31, 1997, 1996 and 1995


                                          1997          1996          1995
                                       ----------    ----------    ----------
Sales                               $  78,926,119    59,431,855    57,029,424
Cost of sales                          42,017,179    32,716,833    29,934,033
                                       ----------    ----------    ----------
     Gross profit                      36,908,940    26,715,022    27,095,391
                                       ----------    ----------    ----------
Selling, general and administrative
  expenses                             27,706,822    23,622,545    24,907,536
Provision for loss on disposal of
  assets                                6,553,279       -             -
                                       ----------    ----------    ----------
     Earnings from operations           2,648,839     3,092,477     2,187,855
                                       ----------    ----------    ----------

Other income (expenses):
  Investment income                     1,179,947     1,769,182     2,565,463
  Other , net                             (58,245)       14,930        (3,144)
                                       ----------    ----------    ----------
      Total other income                1,121,702     1,784,112     2,562,319
                                       ----------    ----------    ----------

      Earnings before income taxes      3,770,541     4,876,589     4,750,174
                                       ----------    ----------    ----------

Income taxes (benefit)(note 3):
  Current                               4,392,742     2,485,473     1,259,416
  Deferred                             (2,824,296)     (476,783)      693,703
                                       ----------    ----------    ----------
      Total income taxes                1,568,446     2,008,690     1,953,119
                                       ----------    ----------    ----------
      Net earnings                   $  2,202,095     2,867,899     2,797,055
                                       ==========    ==========    ==========

Basic and diluted earnings per share     $ 0.17           0.22          0.21
                                           ====           ====          ====

Weighted average common shares
     outstanding                       13,106,383    13,076,103    13,049,537
                                       ==========    ==========    ==========












See accompanying notes to consolidated financial statements.

                                      LABONE, INC. AND SUBSIDIARY
                             Consolidated Statements of Stockholders' Equity
                               Years ended December 31, 1997, 1996 and 1995

                                                           Foreign                                  Total
                                            Additional    currency                                  stock-
                                  Common     paid-in      transla-     Retained      Treasury      holders'
                                   stock     capital        tion       earnings        stock        equity
                                 --------   ----------    ---------   ----------    ----------    ----------
Balance at December 31, 1994     $150,000   13,347,455     (683,383)  80,639,340   (22,216,779)   71,236,633

Net earnings                         -           -             -       2,797,055         -         2,797,055
Cash dividends ($.72 per share)      -           -             -      (9,395,525)        -        (9,395,525)
Adjustment from foreign
    currency translation             -           -          137,565       -              -           137,565
Net issuance of 12,004 shares
    of treasury stock                -          30,273         -          -             58,328        88,601
                                 --------   ----------    ---------   ----------    ----------    ----------
Balance at December 31, 1995      150,000   13,377,728     (545,818)  74,040,870   (22,158,451)   64,864,329

Net earnings                         -           -             -       2,867,899         -         2,867,899
Cash dividends ($.72 per share)      -           -             -      (9,414,332)        -        (9,414,332)
Adjustment from foreign
    currency translation             -           -            1,859       -              -             1,859
Net issuance of 30,149 shares
    of treasury stock                -         168,393         -          -            (38,855)      129,538
                                 --------   ----------    ---------   ----------    ----------    ----------
Balance at December 31, 1996      150,000   13,546,121     (543,959)  67,494,437   (22,197,306)   58,449,293

Net earnings                         -           -             -       2,202,095         -         2,202,095
Cash dividends ($.72 per share)      -           -             -      (9,437,260)        -        (9,437,260)
Adjustment from foreign
    currency translation             -           -         (122,968)      -              -          (122,968)
Net issuance of 41,129 shares
    of treasury stock                -         177,129         -          -            230,954       408,083
                                 --------   ----------    ---------   ----------    ----------    ----------
Balance at December 31, 1997     $150,000   13,723,250     (666,927)  60,259,272   (21,966,352)   51,499,243
                                 ========   ==========    =========   ==========    ==========    ==========












See accompanying notes to consolidated financial statements.

                                   LABONE, INC. AND SUBSIDIARY
                                Consolidated Statements of Cash Flows
                            Years ended December 31, 1997, 1996 and 1995
                                                                       1997          1996          1995
Cash provided by (used for) operations:                             ----------    ----------    ----------
     Net earnings                                                 $  2,202,095     2,867,899     2,797,055
     Adjustments to reconcile net earnings to net
         cash provided by operations:
            Depreciation and intangibles amortization                4,770,415     4,014,304     4,543,793
            Amortization of investment premium                        (251,233)     (103,146)     (352,358)
            Deferred income taxes                                   (2,832,976)     (476,783)      693,703
            (Gain) loss on disposal of equipment                      (120,087)      155,587       196,827
            Provision for loss on disposal of assets                 6,553,279          -             -
            Directors' stock compensation                               66,834        62,096        77,890
            Changes in:
                Accounts receivable                                 (3,005,980)   (1,871,421)      909,324
                Income tax receivable                                 (271,331)         -             -
                Inventories                                           (755,422)      173,093      (745,918)
                Prepaid expenses and other current assets             (442,454)      808,589       124,399
                Accounts payable                                       355,075       863,000        83,804
                Income taxes payable                                      -          (50,560)      (80,508)
                Accrued payroll and benefits                         1,727,669       830,091        57,018
                Other accrued expenses                                  29,585      (508,486)     (398,040)
                Other current liabilities                               68,019       (23,668)      (29,916)
                                                                    ----------    ----------    ----------
        Net cash provided by operations                              8,093,488     6,740,595     7,877,073
                                                                    ----------    ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments held to maturity                       (15,893,902)  (15,752,895)  (65,568,743)
   Proceeds from maturities of investments held to maturity         18,155,062    23,394,571    69,459,252
   Property, plant and equipment additions, net                     (6,676,615)   (3,225,956)   (2,860,612)
   Acquisition of assets (note 2)                                    (4,815,889)        -             -
   Other                                                               (57,295)       17,559         7,299
                                                                    ----------    ----------    ----------
       Net cash provided by (used for) investment transaction       (9,288,639)    4,433,279     1,037,196
                                                                    ----------    ----------    ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds from
       exercise of stock options                                       341,249        67,442        10,711
   Cash dividends                                                   (9,437,260)   (9,414,332)   (9,395,525)
                                                                    ----------    ----------    ----------
       Net cash used for financing activities                       (9,096,011)   (9,346,890)   (9,384,814)
                                                                    ----------    ----------    ----------
Effect of foreign currency translation                                 (71,544)       11,976        21,037
                                                                    ----------    ----------    ----------
    Net increase (decrease) in cash and cash equivalents           (10,362,706)    1,838,960      (449,508)
Cash and cash equivalents at beginning of year                      28,647,378    26,808,419    27,257,927
                                                                    ----------    ----------    ----------
Cash and cash equivalents at end of year                         $  18,284,672    28,647,379    26,808,419
                                                                    ==========    ==========    ==========
Supplemental disclosures of cash flow information:
     Cash paid during the year for income taxes                  $   4,586,078     2,251,320     1,570,574
                                                                    ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                            LABONE, INC. AND SUBSIDIARY

                    Notes to Consolidated Financial Statements

                          December 31, 1997, 1996 and 1995


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------
Principles of Consolidation and Basis of Presentation
-----------------------------------------------------
The accompanying consolidated financial statements include the accounts of LabOne, Inc. (LabOne or the Company), its wholly-owned Canadian subsidiary, Lab One Canada Inc. All significant intercompany transactions have been eliminated in consolidation. LabOne was 82%-owned by Lab Holdings, Inc. (Lab Holdings), formerly Seafield Capital Corporation, at December 31, 1997.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents include demand deposits in banks, marketable securities with original maturities of three months or less, money market investments and overnight investments that are stated at cost, which approximates market value.

Investment Securities
---------------------
LabOne determines the appropriate classification of debt and equity securities at the time of purchase. Debt securities are classified as held-to-maturity when LabOne has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost and investment income is included in earnings.

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

               Buildings                            30 years
               Laboratory equipment                3-5 years
               Data processing equipment           3-5 years
               Office equipment                      5 years

Intangible Assets
-----------------
Intangible assets are recorded at their acquisition cost, net of amortization. The patent process utilized in coating the plates on which blood and urine testing is performed is being amortized on a straight-line basis over the remaining life of the patent (184 months at date of acquisition). The excess of cost over fair value of assets acquired is being amortized on a straight-line basis over a period of fifteen to twenty years.


                                     29
                          LABONE, INC. AND SUBSIDIARY
                    Notes to Consolidated Financial Statements
Impairment of Long-lived Assets
-------------------------------
When facts and circumstances indicate potential impairment, LabOne evaluates the recoverability of asset carrying values of long-lived assets, including intangibles, using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. During the fourth quarter of 1997, LabOne decided to dispose of its office and headquarters building and lab facility, which, net of accumulated depreciation, has been classified as real estate available-for-sale (note 9). An impairment loss of $6,553,279 related to the anticipated sale was recorded.

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

Fair Value of Financial Instruments
-----------------------------------
Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could affect the estimates. The fair market value of LabOne's financial instruments at December 31, 1997 and 1996 approximates their carrying values.

Reclassifications
-----------------
Certain highly liquid short-term investments previously designated as trading securities have been reclassified to cash equivalents to more accurately reflect the nature of the investments and to conform with the current year presentation.

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

Earnings Per Share
------------------
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which revised the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. SFAS No. 128 became effective for the year ended December 31, 1997. Basic earnings per share is computed using the weighted average number of common shares and diluted earnings per share is computed using the weighted average number of common shares and dilutive stock options. The effect of stock options in 1997, 1996 and 1995 was immaterial.
                                      30
                             LABONE, INC. AND SUBSIDIARY
                    Notes to Consolidated Financial Statements

Financial Statement Presentation
--------------------------------
In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, effective for LabOne's fiscal year ending December 31, 1998. Retroactive application will be required.

(2)    INTANGIBLE ASSETS
       -----------------
The cost and accumulated amortization of intangible assets at December 31, 1997 and 1996 are as follows:
                                                        1997          1996
                                                      ---------     ---------
Patent                                             $  8,000,000     8,000,000
Accumulated amortization                              7,782,574     7,260,838
                                                      ---------     ---------
                                                        217,426       739,162
                                                      ---------     ---------

Excess of cost over fair value of assets acquired     8,598,959     4,470,684
Accumulated amortization                              3,586,677     3,110,859
                                                      ---------     ---------
                                                      5,012,282     1,359,825
                                                      ---------     ---------
       Intangible assets, net of accumulated
          amortization                             $  5,229,708     2,098,987
                                                      =========     =========
Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America, for $4,815,889. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services. The excess costs over fair value of GIB Laboratories, Inc. assets acquired was $4,128,275.

(3)    INCOME TAXES
       ------------
The components of income taxes and deferred taxes (benefit) applicable to temporary differences are as follows (for the years ended December 31):
                                     1997          1996         1995
                                 ----------     ---------     ---------
    Current:
        Federal                $  3,452,979     1,878,022     1,007,007
        State                       633,839       347,809        66,852
        Foreign                     305,924       259,642       185,557
                                 ----------     ---------     ---------
      Total Current               4,392,742     2,485,473     1,259,416
                                 ----------     ---------     ---------
    Deferred:
        Federal                  (2,339,175)     (490,408)      475,021
        State                      (487,993)     (118,293)      124,499
        Foreign                       2,872       131,918        94,183
                                 ----------     ---------     ---------
      Total Deferred             (2,824,296)     (476,783)      693,703
                                 ----------     ---------     ---------
                               $  1,568,446     2,008,690     1,953,119
                                 ==========     =========     =========

                                      31
                            LABONE, INC. AND SUBSIDIARY

                    Notes to Consolidated Financial Statements




Total income taxes differ from the amounts computed by applying the statutory income tax rate of 34% to earnings before income taxes for the following reasons (for the years ended December 31):

                                       1997           1996          1995
                                    ----------     ---------     ---------
Application of statutory income
    tax rate                      $  1,281,984     1,658,040     1,615,059
Foreign taxes, net                      72,062       113,803        84,472
State income taxes, net                 99,649       151,481       126,292
Repatriation of foreign source
    income                                 -            -          193,229
Tax-exempt interest                    (18,730)      (44,708)     (137,099)
Other, net                             133,481       130,074        71,166
                                    ----------     ---------     ---------
                                  $  1,568,446     2,008,690     1,953,119
                                    ==========     =========     =========

The tax effects of temporary differences that create significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

                                                      1997         1996
                                                   ---------    ---------
Deferred current income tax assets (liabilities):
    Unrealized loss on real estate
      available-for sale                        $  2,606,698         -
    Accrued vacation                                 253,832      301,631
    Accrued medical claims                            79,554       63,643
    Bad debts                                        384,600      260,968
    Inventory adjustment                              26,673       20,183
    Other items                                      (51,970)      35,781
                                                   ---------    ---------
        Total deferred current income tax
          assets, net                           $  3,299,387      682,206
                                                   =========    =========

Deferred noncurrent tax assets:
    Depreciation and amortization               $    321,799      111,405
    Other items                                         -           3,278
                                                   ---------    ---------
       Total deferred noncurrent tax assets     $    321,799      114,683
                                                   =========    =========

A valuation allowance for deferred tax assets was not necessary at December 31, 1997 or 1996.






                                      32
                            LABONE, INC. AND SUBSIDIARY
                    Notes to Consolidated Financial Statements

 (4)    BENEFIT PLANS
        -------------

LabOne maintains a money purchase pension plan for all employees who have completed one-half year of service and have attained age twenty and one-half years. The plan is a defined contribution plan under which LabOne contributes a percentage of a participant's annual compensation. LabOne has contributed
7% of a participant's annual compensation up to the maximum social security wage base plus an additional 5.7% of the amounts in excess of the annual maximum wage base. Participants become 100% vested after five plan years of service. Each participant's account is 100% vested in the event of disability or death while employed by LabOne. Normal retirement age under the plan is sixty-five. LabOne's contributions to the plan were $1,422,000, $1,260,000 and $1,187,000 and for the years ended December 31, 1997, 1996 and 1995, respectively.

LabOne has a profit sharing plan for all employees who have completed six months of service and a minimum of 500 hours of service and have attained the age of twenty and one-half years. The plan is intended to include a qualified cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986. Subject to certain limits imposed by law, each participant may generally make tax deferred contributions to the plan not in excess of 10% of annual compensation. LabOne contributes on behalf of each participant an amount equal to 50% of the participant's annual contributions, but not in excess of 5% of the participant's annual compensation. A participant is fully vested at all times with respect to the portion of the account attributable to the participant's own contributions. The plan provides for the vesting of 100% of a participant's account attributable to LabOne contributions upon completion of five plan years of service. Each participant's account is 100% vested upon disability, death or the attainment of age sixty-five while employed by LabOne. The normal retirement age under the plan is age sixty-five. Plan assets contributed by employees can be invested in LabOne common stock or various investment instruments. LabOne contributions are invested in LabOne common stock. LabOne's contributions to the plan for the years ended December 31, 1997, 1996 and 1995 were $558,000, $509,000 and $488,000, respectively.


(5)    STOCK OPTIONS
       -------------

LabOne has a long-term incentive plan which provides for granting awards, including stock options, for not more than 3,150,000 shares of LabOne common stock. LabOne has granted certain stock options which entitle the grantee to purchase shares for a price equal to the fair market value at date of grant with option periods up to ten years.

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations (APB 25). As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123) which permits entities to



                                      33
                            LABONE, INC. AND SUBSIDIARY
                    Notes to Consolidated Financial Statements

recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

A summary of the status of the Company's stock option plan as of December 31,
1997, 1996, and 1995 and changes during the years then ended is presented below:
                                     1997                     1996                       1995
                             ---------------------    ---------------------      ---------------------
                                         Weighted-                Weighted-                  Weighted-
                               Number     Average       Number     Average         Number     Average
                                 of      Exercise         of      Exercise           of      Exercise
     Fixed Options             Shares      Price        Shares      Price          Shares     Price
     -------------           ---------  ----------    --------   ----------      ---------   ---------
Outstanding at beginning
    of year                  1,459,559    $13.63      1,572,167    $13.07        1,317,068     $13.74
Granted                        253,316     17.36        314,297     16.39          497,000      12.44
Exercised                      (71,907)    10.84       (120,305)    10.67          (43,511)     10.82
Forfeited                      (26,900)    15.95       (306,600)    14.74         (198,390)     16.41
                              --------                ---------                  ---------
Outstanding at end of year   1,614,068    14.30       1,459,559     13.63        1,572,167      13.07
                             =========                =========                  =========
Options exercisable at
    year-end                   820,609     12.94        718,705     12.21          881,696      12.34
                             =========                  =======                    =======

The following table summarizes information about stock options at December 31,1997:
                                     Options Outstanding                     Options Exercisable
                          ---------------------------------------------   -------------------------
                                           Weighted-
                                           average           Weighted-                    Weighted-
                                          remaining           average                      average
   Range of                 Number        contractual        exercise       Number        exercise
 exercise prices          outstanding     life (years)         price      exercisable       price
 ---------------          -----------     ------------       ----------   -----------     ---------
$   9.87- 9.87                216,779          3.0              $ 9.87      216,779         $ 9.87
   11.12-11.62                428,317          6.1               11.43      267,817          11.32
   13.37-14.12                163,397          7.3               13.92       58,259          13.95
   14.37-15.87                226,885          6.8               14.92      150,200          14.51
   16.62-16.62                234,000          8.9               16.62       46,800          16.62
   16.75-23.87                344,690          8.2               18.82       80,754          20.71
                          -----------          ---               -----      ------           -----
    9.87-23.87              1,614,068          6.7               14.30      820,609          12.94
                          ===========                                       =======

The weighted-average per share fair value of stock options granted during 1997 1996 and 1995 was $5.08, $4.77 and $3.18, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted

                                    34

                          LABONE, INC. AND SUBSIDIARY
                    Notes to Consolidated Financial Statements

average assumptions: 1997-expected dividend yield of 4.2%, risk-free interest rate of 6.3%, expected volatility factor of 35.4% and an expected life of six years; 1996-expected dividend yield of 4.4%, risk-free interest rate of 6.0%, expected volatility factor of 36.6% and an expected life of six years; 1995-expected dividend yield of 5.8%, risk-free interest rate of 6.3%, expected volatility factor of 36.6% and an expected life of six years.

Since the Company applies APB 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the financial statements.
Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net earnings and earnings per share would have been reduce by approximately the following:
$416,000, or $.03 per share, in 1997; $199,000, or $.02 per share, in 1996; and
$73,000, or $.01 per share, in 1995.

Pro forma net earnings reflect only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation costs are reflected over the options' vesting period of five years for the 1997, 1996, and 1995 options. Compensation cost for options granted prior to January 1, 1995 is not considered.

(6)    OTHER COMMITMENTS
       -----------------

LabOne has several noncancelable operating leases, primarily for land and buildings, and other commitments that expire through 2000. Rental expense for these operating leases during 1997, 1996 and 1995 amounted to $486,000, $626,000 and $681,000, respectively. Because of the relocation of the Company's facilities, the warehouse lease, with scheduled lease payments of $125,408 in 1998, has been renewed through February 1999 and is not expected to be renewed thereafter.

Future minimum lease payments and other commitments under these agreements as of December 31, 1997, are:
                                  Year          Amount
                                  ----         ---------
                                  1998        $ 425,462
                                  1999          221,848
                                  2000          119,908

(7)    FOREIGN OPERATIONS
       ------------------

The following summarizes financial information for LabOne's wholly-owned Canadian subsidiary, Lab One Canada Inc., for the years ended December 31:

                                   1997         1996          1995
                               ----------    ----------    ----------
Revenues                     $  6,564,786     6,379,505     6,223,939
Operating earnings                644,842       718,567       289,223
Total assets                    3,192,854     2,668,434     5,747,329




                                      35
                            LABONE, INC. AND SUBSIDIARY

                    Notes to Consolidated Financial Statements

(8)    EARNINGS PER SHARE
       ------------------
There were no adjustments to the income available to common stockholders amount used in the computation of basic and diluted earnings per share calculations for all years presented. The following table reconciles the weighted average common shares used in the basic earnings per share calculation and the weighted average common shares and common share equivalents used in the diluted per share calculation:


                                        1997         1996          1995
                                    ----------    ----------    ----------
Weighted average common shares
   (basic)                          13,106,383    13,076,103    13,049,537
Employee stock options                 215,655       190,013        84,324

Weighted average common shares
  and common shares equivalents
  (diluted)                         13,322,038    13,266,116    13,133,861

(9)    COMMITMENTS
       -----------
In October 1997, LabOne purchased approximately 54 acres of land at Renner Ridge Corporate Park in Lenexa, Kansas. LabOne is planning to construct a 262,000 square foot facility to house all of its corporate, laboratory and warehouse operations. Construction is expected to be completed in the early part of 1999. This project is expected to cost approximately $27.5 million and is expected to be primarily financed with and industrial revenue bond.

(10)    INVESTMENT SECURITIES
        ---------------------

A summary of investment securities information relating to quoted market values and unrealized holding gains and losses at December 31, 1997 and 1996, is as follows:
                                                              1997
                                ------------------------------------------------------------------
                                                            Amount at
                                                          which carried    Unrealized    Unrealized
                                Amortized    Approximate in the balance      holding       holding
                                   cost         market        sheet           gains        losses
    ------------------          ----------    ----------    ----------      --------     ---------
Held-to-maturity investments,
   all with maturities less
   than one year:
Canadian government notes          702,495       702,495       702,495           -             -
Obligations of states and
   political subdivisions          502,143       501,541       502,143           -             602
                                ----------    ----------    ----------      --------     ---------
        Total short-term
           investments        $  1,204,638     1,204,036     1,204,638           -             602
                                ==========    ==========    ==========      ========     =========

                                      36

                            LABONE, INC. AND SUBSIDIARY

                    Notes to Consolidated Financial Statements

                                                               1996
                                ------------------------------------------------------------------
                                                            Amount at
                                                          which carried    Unrealized    Unrealized
     Maturities less            Amortized                in the balance      holding       holding
      than one year                cost         Market        sheet           gains        losses
    ------------------          ----------    ----------    ----------      --------     ---------
Held-to-maturity investments:
Canadian government notes          746,042       746,042       746,042          -             -
Obligations of states and
   political subdivisions        2,002,008     1,996,713     2,002,008          -            5,295
                                ----------    ----------    ----------      --------     ---------
         Total short-term
           investments        $  2,748,050     2,742,755     2,748,050          -            5,295
                                ==========    ==========    ==========      ========     =========
     Maturities more
      than one year
    ------------------
Held-to-maturity investments:
  Obligations of states and
   political subdivisions       $  504,292       503,500       504,292          -              792
                                ==========    ==========    ==========      ========     =========


(11)    Business Segment Information
        ----------------------------

The company operates principally in three lines of business: insurance and, since 1994, clinical and substance abuse testing. The insurance line of business involves risk-appraisal laboratory services to the insurance industry. The tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. Clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. Substance abuse testing services are provided to both regulated and nonregulated employers who employ drug screening guidelines.

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







                                      37

                           LABONE, INC. AND SUBSIDIARY
                    Notes to Consolidated Financial Statements

Following is a summary of line of business information as of and for the years ended December 31, 1997, 1996 and 1995:
                                         1997           1996           1995
                                      ----------     ----------     ----------
Sales:
   Insurance                        $ 61,997,817     50,800,650     52,544,434
   Clinical                            7,511,889      3,941,704      2,297,089
   Substance abuse testing             9,416,413      4,689,501      2,187,901
                                      ----------     ----------     ----------
     Total sales                    $ 78,926,119     59,431,855     57,029,424
                                      ==========     ==========     ==========
Operating income (loss):
   Insurance                        $ 18,507,849     12,610,224     12,412,226
   Clinical                           (8,303,741)    (7,967,348)    (8,761,819)
   Substance abuse testing              (933,832)    (1,235,982)    (1,096,489)
   General corporate expenses           (188,245)      (158,830)      (169,236)
   Investment income                   1,179,947      1,769,182      2,565,463
   Other income (expense)             (6,491,437)      (140,657)      (199,971)
                                      ----------     ----------     ----------
     Earning before income taxes       3,770,541      4,876,589      4,750,174

   Income tax expense                  1,568,446      2,008,690      1,953,119
                                      ----------     ----------     ----------
     Net earnings                   $  2,202,095      2,867,899      2,797,055
                                      ==========     ==========     ==========
Identifiable assets:
   Insurance                        $ 25,020,052     24,327,970     25,028,933
   Clinical                            3,512,587      4,022,258      4,466,868
   Substance abuse testing             4,994,104      3,323,245      2,131,398
   General corporate assets           26,446,730     33,069,702     38,420,635
                                      ----------     ----------     ----------
     Total assets                   $ 59,973,473     64,743,175     70,047,834
                                      ==========     ==========     ==========

Capital expenditures:
   Insurance                        $  3,308,320      2,558,275      1,334,677
                                      ==========     ==========      =========
   Clinical                         $    468,538        162,814        905,760
                                      ==========     ==========      =========
   Substance abuse testing          $    946,268        504,867        620,175
                                      ==========     ==========      =========
   General corporate                $  2,553,218           -              -
                                      ==========     ==========      =========
Depreciation and amortization:
   Insurance                        $  3,185,661      2,504,472      3,151,055
                                      ==========     ==========      =========
   Clinical                         $    940,223      1,141,210      1,083,690
                                      ==========     ==========      =========
   Substance abuse testing          $    644,531        368,622        309,048
                                      ==========     ==========      =========

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, effective for the fiscal year ending December 31, 1998. Retroactive application will be required. The Company does not expect this statement to have a significant effect on segment disclosures.

                                     38
                            LABONE, INC. AND SUBSIDIARY

                    Notes to Consolidated Financial Statements


(12)    QUARTERLY FINANCIAL DATA (UNAUDITED)
        ------------------------------------

A summary of unaudited quarterly results of operations for 1997 and 1996 is as follows (in thousands except per share data):

                                           Three months ended
                                March 31    June 30  September 30  December 31
1997:                            -------    -------    -------      -------
  Sales                         $ 17,740     20,307     19,728       21,151
                                  ======     ======     ======       ======
  Gross profit                     8,290      9,671      9,064        9,884
                                  ======     ======     ======       ======
  Earnings before income taxes     2,287      2,853      2,603       (3,972)
                                  ======     ======     ======       ======
  Net earnings                     1,359      1,687      1,536       (2,380)
                                  ======     ======     ======       ======
  Basic and diluted earnings
    per share                       0.10       0.13       0.12        (0.18)
                                  ======     ======     ======       ======
  Dividends per share               0.18       0.18       0.18         0.18
                                  ======     ======     ======       ======


1996:
  Sales                         $ 13,278     14,768     14,769       16,617
                                  ======     ======     ======       ======
  Gross profit                     5,801      6,884      6,465        7,565
                                  ======     ======     ======       ======
  Earnings before income taxes       387      1,475      1,223        1,792
                                  ======     ======     ======       ======
  Net earnings                       219        785        815        1,049
                                  ======     ======     ======       ======
  Basic and diluted earnings
   per share                        0.02       0.06       0.06         0.08
                                  ======     ======     ======       ======
  Dividends per share               0.18       0.18       0.18         0.18
                                  ======     ======     ======       ======
















                                       39
                                                                  Schedule II
                                                                  -----------


                           LABONE, INC. AND SUBSIDIARY

                         VALUATION AND QUALIFYING ACCOUNTS

                    Years ended December 31, 1997, 1996 and 1994


                                         Additions-
                                         charged to
                             Balance      selling,
                                at       general and     Deductions-   Balance
                            beginning   administrative  uncollectible   at end
     Description             of year       expenses        accounts    of year
     -----------             -------       -------         ------       ------
Allowance for doubtful accounts:

Year ended
    December 31, 1997       $657,558       521,193        210,456      968,295
                             =======       =======        =======      =======
Year ended
    December 31, 1996       $329,995       493,760        166,197      657,558
                             =======       =======        =======      =======
Year ended
    December 31, 1995       $ 81,426       432,911        184,342      329,995
                             =======       =======        =======      =======






























                                     40