Form 10-Q
period 1998-03-31
LABONE INC
filed 1998-05-13
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q







        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For quarterly period ended   March 31, 1998
                                           --------------




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

Number of shares outstanding of the only class of Registrant's common stock, $.01 par value, as of May 1, 1998 - 13,135,570 shares net of 1,864,430 shares held as treasury stock.








                                  Page 1 of 19

                        PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                               LabOne, Inc. and Subsidiary
                               Consolidated Balance Sheets
                                                                   March 31,     December 31,
                                                                      1998           1997
ASSETS                                                             ---------       ---------
Current assets:
   Cash and cash equivalents                                     $11,809,422      18,284,672
   Short-term investments                                          4,971,572       1,204,638
   Accounts receivable-trade, net of allowance for doubtful
     accounts of $1,198,537 in 1998 and $968,295 in 1997          15,398,265      12,604,687
   Income taxes receivable                                               -           508,704
   Inventories                                                     1,893,690       2,203,471
   Real estate available for sale                                  3,515,000       3,515,000
   Prepaid expenses and other current assets                       2,287,838       2,279,619
   Deferred income taxes                                           3,299,387       3,299,387
                                                                  ----------      ----------
      Total current assets                                        43,175,174      43,900,178
Property, plant and equipment                                     45,033,004      43,956,571
   Less accumulated depreciation                                  33,698,225      33,515,280
                                                                  ----------      ----------
      Net property, plant and equipment                           11,334,779      10,441,291
Other assets:
   Intangible assets, net of accumulated amortization              4,974,586       5,229,708
   Deferred income taxes - noncurrent                                297,380         321,799
   Deposits and other assets                                          79,960          80,497
                                                                  ----------      ----------
      Total assets                                               $59,861,879      59,973,473
                                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $ 4,328,638       3,326,451
   Income taxes payable                                              604,493             -
   Accrued payroll and benefits                                    2,979,171       4,530,235
   Other accrued expenses                                            550,102         423,396
   Other current liabilities                                         185,784         194,148
                                                                  ----------      ----------
      Total liabilities                                            8,648,188       8,474,230
Stockholders' equity:
   Preferred stock, $.01 par value per share;
     1,000,000 shares authorized, none issued                            -               -
   Common stock, $.01 par value per share; 40,000,000 shares
     authorized, 15,000,000 shares issued                            150,000         150,000
   Additional paid-in capital                                     13,775,599      13,723,250
   Equity adjustment from foreign currency translation              (657,232)       (666,927)
   Retained earnings                                              59,894,935      60,259,272
                                                                  ----------      ----------
                                                                  73,163,302      73,465,595
   Less treasury stock of 1,864,448 shares in
     1998 and 1,874,706 shares in 1997                            21,949,611      21,966,352
                                                                  ----------      ----------
      Total stockholders' equity                                  51,213,691      51,499,243
                                                                  ----------      ----------
      Total liabilities and stockholders' equity                 $59,861,879      59,973,473
                                                                  ==========      ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 2



                         LabOne, Inc. and Subsidiary
                     Consolidated Statements of Earnings


                                                 Three months ended March 31,
                                                       1998           1997
                                                    ----------     ----------

Sales                                             $ 23,333,434     17,739,985

Cost of sales                                       12,958,948      9,450,105
                                                    ----------     ----------
     Gross profit                                   10,374,486      8,289,880

Selling, general and administrative expenses         7,310,802      6,327,859
                                                    ----------     ----------
     Earnings from operations                        3,063,684      1,962,021

Other income                                           232,899        325,254
                                                    ----------     ----------
     Earnings before income taxes                    3,296,583      2,287,275

Income tax expense                                   1,296,520        927,793
                                                    ----------     ----------
     Net earnings                                  $ 2,000,063      1,359,482
                                                    ==========     ==========



Basic and diluted earnings per common share           $ 0.15           0.10
                                                       ======         ======

Dividends per common share                            $ 0.18           0.18
                                                       ======         ======

Basic weighted average common shares outstanding   13,134,883     13,084,746
                                                   ==========     ==========

Diluted weighted average common shares outstanding 13,318,945     13,344,967
                                                   ==========     ==========













See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                 Page 3




                         LabOne, Inc. and Subsidiary
                Consolidated Statement of Stockholders' Equity
                      Three Months Ended March 31, 1998

                                              Accumulated
                                  Additional     other                                                  Total
                         Common     paid-in  comprehensive  Retained     Treasury   Comprehensive   stockholders'
                         stock      capital      income     earnings       stock       income          equity
Balance at
  December 31, 1997    $150,000   13,723,250   (666,927)   60,259,272   (21,966,352)                   51,499,243
Comprehensive income:
  Net earnings                                              2,000,063                  2,000,063        2,000,063
  Equity adjustment
   from foreign
   currency translation                           9,695                                    9,695            9,695
                                                                                       ---------
Comprehensive income                                                                   2,009,758
                                                                                       =========
Cash dividends
   ($0.18 per share)                                       (2,364,400)                                 (2,364,400)
Stock options
   exercised, net
   (10,258 shares)                    52,349                                 16,741                        69,090
                       --------   ----------   --------    ----------   -----------                    ----------
Balance at
   March 31, 1998      $150,000   13,775,599   (657,232)   59,894,935   (21,949,611)                   51,213,691
                       ========   ==========   ========    ==========   ===========                    ==========





















See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.


                                    Page 4

                         LabOne, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                                                 Three months ended March 31,
                                                        1998         1997
                                                     ---------     ---------
Cash provided by (used for) operations:
   Net earnings                                    $ 2,000,063     1,359,482
   Adjustments to reconcile net earnings
       to net cash provided by operations:
     Depreciation and amortization                   1,084,285     1,095,726
     (Gain) loss on disposal of property
          and equipment                                    127      (103,047)
     Provision for deferred taxes                       25,187       (81,412)
   Changes in:
     Accounts receivable                            (2,793,578)   (2,320,513)
     Income taxes                                    1,113,197       800,302
     Inventories                                       309,781      (598,343)
     Prepaid expenses and other current assets          (8,219)      457,862
     Accounts payable                                1,002,187       150,669
     Accrued payroll & benefits                     (1,551,064)     (215,525)
     Accrued expenses                                  126,706       119,860
     Other current liabilities                          (8,364)        9,922
                                                    ----------    ----------
        Net cash provided by operations              1,300,308       674,983
                                                    ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments held to maturity        (4,467,421)   (7,713,555)
   Proceeds from maturities of investments held
      to maturity                                      701,894       732,335
   Property, plant and equipment, net               (1,724,596)   (1,167,229)
   Acquisition of intangible assets, net                   -      (4,120,605)
   Other                                                   537           -
                                                    ----------    ----------
        Net used for investment transactions        (5,489,586)  (12,269,054)
                                                    ----------    ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds
     from the exercise of stock options                 69,090          (248)
   Cash dividends                                   (2,364,400)   (2,355,288)
                                                    ----------    ----------
        Net cash used for financing transactions    (2,295,310)   (2,355,536)
                                                    ----------    ----------
Effect of foreign currency translation                   9,338       (12,678)
                                                    ----------    ----------
        Net decrease in cash and cash equivalents   (6,475,250)  (13,962,285)
Cash and cash equivalents - beginning of period     18,284,672    28,647,378
                                                    ----------    ----------
Cash and cash equivalents - end of period          $11,809,422    14,685,093
                                                    ==========    ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Income Taxes                                 $   109,155       221,022
                                                    ==========    ==========

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.



                                   Page 5

                         LabOne, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                           March 31, 1998 and 1997

The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiary Lab One Canada Inc. (a Canadian corporation). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein is unaudited; however, in the opinion of management, it reflects all adjustments which are necessary to fairly state the Company's financial position at March 31, 1998, and December 31, 1997, and the results of its operations and cash flows for the periods ended March 31, 1998 and 1997. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year-to-year comparisons. See the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for additional information not required by this report Form 10-Q.

Business Segment Information
----------------------------
The company operates in three lines of business: insurance risk appraisal testing, clinical diagnostic testing and substance abuse testing. The following table presents selected financial information for each segment:

                                            Three Months Ended
                                                 March 31,
                                             1998         1997
                                             ----         ----
Sales:
   Insurance                            $ 16,822,452    14,429,139
   Clinical                                3,654,043     1,540,985
   Substance abuse testing                 2,856,939     1,769,861
                                          ----------    ----------
Total sales                             $ 23,333,434    17,739,985
                                          ==========    ==========

Operating income (loss):
   Insurance                            $  5,212,264     4,311,343
   Clinical                               (1,935,046)   (2,104,300)
   Substance abuse testing                  (178,786)     (309,602)
   General corporate income (expense)        (34,748)       64,580
                                           ---------     ---------
Total earnings from operations             3,063,684     1,962,021
   Other income (expense)                    232,899       325,254
                                           ---------     ---------
Earnings before income taxes            $  3,296,583     2,287,275
                                           =========     =========

There were no material changes in asset levels by segment or in the basis of segmentation or measurement of segment operating income or loss.

                                    Page 6
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

                                      Three Months Ended       % Increase
                                          March 31,
                                      1998          1997
                                   -----------   -----------   ----------
   Sales                          $ 23,333,434    17,739,985        32%
   Net earnings                      2,000,063     1,359,482        47%
   Earnings per common share           $0.15          0.10
   Cash dividends per common share     $0.18          0.18

The Company provides high-quality laboratory testing services to insurance companies, physicians and employers.

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

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare--insurance companies and self-insured groups. The Company does this through Lab Card(Registered), a Laboratory Benefits Management (LBM) program.

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

Additionally, BlueCross BlueShield of Tennessee selected LabOne to provide routine outpatient laboratory testing services for BlueCare members throughout Tennessee effective February 1, 1998. BlueCare is BlueCross BlueShield of Tennessee's plan for Tenncare participants and covers approximately 350,000 members. The Company's LBM programs, including BlueCare and the Lab Card program, have more than 1.9 million lives enrolled.

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

                                   Page 7
FIRST QUARTER ANALYSIS

Net sales increased 32% in the first quarter 1998 to $23.3 million from $17.7 million in the first quarter 1997. The increase of $5.6 million is due to increases in insurance segment revenue of $2.4 million, clinical revenue of $2.1 million and substance abuse testing (SAT) revenue of $1.1 million. The total number of insurance applicants tested in the first quarter 1998 increased by 17% as compared to the same quarter last year due to growth in market share and oral fluid testing volumes. Average revenue per applicant decreased 2%. Kit and container revenue increased due primarily to an increase in the number of oral fluid and full blood kits sold. Clinical diagnostic testing revenue increased from $1.5 million in 1997 to $3.7 million in 1998 due to increases in testing volumes and in average revenue per patient. SAT revenue increased from $1.8 million to $2.9 million for the quarter due to increased testing volumes as compared to last year.

Cost of sales increased $3.5 million or 37% in the first quarter 1998 as compared to the prior year, due primarily to increases in supplies, inbound freight and outside laboratory and collection services. Lab supplies increased due to the increased specimen volumes tested in each segment. Insurance kit supplies increased due to the higher volume of kits sold and the increase in cost of oral fluid kits for HIV testing. Inbound freight and outside laboratory and collection services increased due to the increased specimen volumes and expense related to the February start-up of BlueCare. Clinical cost of sales expenses were $3.4 million as compared to $1.9 million in the first quarter 1997. SAT cost of sales expenses were $2.1 million as compared to $1.4 million in the first quarter 1997.

As a result of the above factors, gross profit for the quarter increased $2.1 million (25%) from $8.3 million in 1997 to $10.4 million in 1998. Insurance gross profit increased $1.1 million or 13%. Clinical gross profit increased $0.6 million to $0.3 million for the quarter. SAT gross profit increased $0.4 million to $0.8 million for the quarter.

Selling, general and administrative expenses increased $1.0 million (16%) in the first quarter 1998 as compared to the prior year due primarily to increases in payroll expenses. These were partially offset by a decrease in depreciation and printing expenses. Clinical expenditures, including allocations, were $2.2 million as compared to $1.7 million in 1997. SAT expenditures were $1.0 million as compared to $0.7 million last year. The corporate overhead allocation to the clinical and SAT testing segments for the first quarter 1998 was $1.1 million as compared to an allocation of $0.7 million in 1997. These increases are due to increased testing revenue in those segments.

Earnings from operations increased from $2.0 million in the first quarter 1997 to $3.1 million in 1998. The insurance segment operating income increased $0.9 million. The clinical segment improved $0.2 million to an operating loss of $1.9 million. The SAT segment improved $0.1 million from an operating loss of $0.3 million in the first quarter 1997 to a loss of $0.2 million in 1998.

Nonoperating income decreased $0.1 million due to lower investment earnings related to less funds available to invest. The effective income tax rate declined from 41% in 1997 to 39% in 1998.

The combined effect of the above factors resulted in net earnings of $2.0 million or $0.15 per share in the first quarter 1998 as compared to $1.4 million or $0.10 per share in the same period last year.

                                   Page 8
FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------
LabOne's working capital position decreased by $0.9 million to $34.5 million at March 31, 1998, from $35.4 million at December 31, 1997. This decrease is primarily due to dividends paid and capital additions exceeding cash provided by operations before changes in working capital. Cash flow from operations before changes in working capital increased by $0.8 million in the first quarter 1998 as compared to 1997. The increase is primarily attributable to the increase in net earnings.

Trade accounts receivable increased $2.8 million or 22% from December 31, 1997, due to the 32% increase in revenue for the quarter. Net additions to property, plant and equipment in the first quarter 1998 were $1.7 million, primarily related to construction of the new facility and the purchase of computer equipment. Net additions in the first quarter 1997 were $5.3 million, of which approximately $4.8 million was related to the GIB purchase.

The new facility project is expected to cost approximately $30 million and will be financed with an industrial revenue bond (IRB) approved by the City of Lenexa (Kansas). The IRB is expected to be in place during the third quarter 1998. Interest on the bond will be based on a taxable seven day variable rate. The Company expects to repay the bond over 12 years at $2.5 million per year plus interest. As of March 31, 1998, total capital expenditures for this project were $5.7 million.

In February 1998, LabOne's Board of Directors declared the regular quarterly dividend of $0.18 per common share. This dividend was paid on March 4, 1998, to stockholders of record as of February 25, 1998, and totaled approximately $2.4 million. The board will review the dividend payment policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

The total number of shares held in treasury at March 31, 1998 was approximately 1.9 million at a total cost of $21.9 million or $11.77 per share. The Company had no short-term borrowings in the first quarter 1998. The Company expects to fund operations and future dividend payments from a combination of cash flows from operations and cash reserves. At March 31, 1998, LabOne had total cash and investments of $16.8 million as compared to $19.5 million at December 31, 1997.

                         PART II.  OTHER INFORMATION

Item 2. -  Changes in Securities and Use of Proceeds.

   (c) On February 23, 1998, LabOne issued a Warrant to National Support Services, Inc., a Texas corporation ("NSS"), to purchase up to 500,000 shares of Common Stock of LabOne, par value $0.01 per share, at a purchase price of $17 per share. The Warrant was issued in conjunction with a Marketing Agreement entered into between LabOne and NSS, under which NSS agreed to market LabOne's LabCard program for providing clinical laboratory testing services for benefit plans of school districts and their employees in certain geographic locations.

     No cash consideration was received by LabOne for the issuance of the Warrant. The Warrant is exercisable by NSS in respect of the number of shares of common stock of LabOne indicated below for each calendar quarter prior to March 1, 2003, in which the revenues received by LabOne during the quarter pursuant to the Marketing Agreement with NSS are within the ranges specified below:

     LabOne Quarterly Revenues          Number of LabOne
        Received under NSS             Shares Exercisable
        Marketing Agreement             under the Warrant
       --------------------             -----------------
       $500,000 to $999,999                5,000 shares
     $1,000,000 to $1,499,999             10,000 shares
     $1,500,000 to $1,999,999             15,000 shares
     $2,000,000 to $2,499,999             20,000 shares
     $2,500,000 and above                 25,000 shares

     The Warrant and shares of common stock issuable upon the exercise of the Warrant were not registered under the Securities Act of 1933 in reliance upon the exemptions from the registration requirements provided by Section 4(2) of the Act and Rule 506 under Regulation D. NSS is believed to be an "accredited investor" within the meaning of Regulation D.


Item 6. -  Exhibits and Reports on Form 8-K

   (a)   Exhibits

4.      Warrant to Purchase Shares of Common Stock of LabOne, Inc.,    Page 12
        issued to National Support Services, Inc., dated
        February 23, 1998.

Item 6. -  Exhibits and Reports on Form 8-K

   (a)   Exhibits

27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this first quarter 1998 Form 10-Q.

   (b)   Reports on Form 8-K

          A Form 8-K current report dated January 26, 1998, was filed with the commission reporting under Other Events the 1997 results of operations for the year, including a one-time write-down of $6.6 million on the value of the Company's buildings in anticipation of their sale. Additionally, it was reported that BlueCross BlueShield of Tennessee selected LabOne to provide routine outpatient laboratory testing services for BlueCare members throughout Tennessee.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LabOne, Inc.

      Date:  May 13, 1998         By  /s/ Kurt E. Gruenbacher
                                      -----------------------
                                  Kurt E. Gruenbacher, V.P. Finance, CAO
                                  and Treasurer

      Date:  May 13, 1998         By  /s/ Robert D. Thompson
                                      ----------------------
                                  Robert D. Thompson, Executive V.P., Chief
                                  Operating Officer and Chief Financial
                                  Officer