Form 10-Q
period 1998-06-30
LABONE INC
filed 1998-08-12
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q







        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For quarterly period ended   June 30, 1998
                                           --------------




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

Number of shares outstanding of the only class of Registrant's common stock, $.01 par value, as of July 31, 1998 - 13,142,350 shares net of 1,857,650 shares held as treasury stock.









                                  Page 1 of 32
                        PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                               LabOne, Inc. and Subsidiary
                               Consolidated Balance Sheets
                                                                    June 30,     December 31,
                                                                      1998           1997
ASSETS                                                             ---------       ---------
Current assets:
   Cash and cash equivalents                                     $12,220,186      18,284,672
   Short-term investments                                            500,854       1,204,638
   Accounts receivable-trade, net of allowance for doubtful
     accounts of $1,549,232 in 1998 and $968,295 in 1997          15,684,044      12,604,687
   Income taxes receivable                                           574,277         508,704
   Inventories                                                     1,629,271       2,203,471
   Real estate available for sale                                  3,515,000       3,515,000
   Prepaid expenses and other current assets                       2,329,372       2,279,619
   Deferred income taxes                                           3,646,057       3,299,387
                                                                  ----------      ----------
      Total current assets                                        40,099,061      43,900,178
Property, plant and equipment                                     49,474,121      43,956,571
   Less accumulated depreciation                                  34,381,182      33,515,280
                                                                  ----------      ----------
      Net property, plant and equipment                           15,092,939      10,441,291
Other assets:
   Intangible assets, net of accumulated amortization              4,762,906       5,229,708
   Deferred income taxes - noncurrent                                336,224         321,799
   Deposits and other assets                                          24,344          80,497
                                                                  ----------      ----------
      Total assets                                               $60,315,474      59,973,473
                                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $ 4,072,212       3,326,451
   Deferred income taxes payable                                       9,308             -
   Accrued payroll and benefits                                    3,949,042       4,530,235
   Other accrued expenses                                            397,404         423,396
   Other current liabilities                                         194,371         194,148
                                                                  ----------      ----------
      Total current liabilities                                    8,622,337       8,474,230
   Deferred income taxes - noncurrent                                331,176             -
                                                                  ----------      ----------
      Total liabilities                                            8,953,513       8,474,230
Stockholders' equity:
   Preferred stock, $.01 par value per share;
     1,000,000 shares authorized, none issued                            -               -
   Common stock, $.01 par value per share; 40,000,000 shares
     authorized, 15,000,000 shares issued                            150,000         150,000
   Additional paid-in capital                                     13,806,438      13,723,250
   Equity adjustment from foreign currency translation              (729,424)       (666,927)
   Retained earnings                                              60,046,799      60,259,272
                                                                  ----------      ----------
                                                                  73,273,813      73,465,595
   Less treasury stock of 1,860,304 shares in
     1998 and 1,874,706 shares in 1997                            21,911,852      21,966,352
                                                                  ----------      ----------
      Total stockholders' equity                                  51,361,961      51,499,243
                                                                  ----------      ----------
      Total liabilities and stockholders' equity                 $60,315,474      59,973,473
                                                                  ==========      ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 2

                                        LabOne, Inc. and Subsidiary
                                    Consolidated Statements of Earnings

                                                  Three months ended June 30,      Six Months Ended June 30,
                                                      1998           1997             1998           1997
                                                    ----------     ----------      ----------     ----------

Sales                                             $ 25,762,263     20,307,489      49,095,697     38,047,474

Cost of sales                                       13,831,903     10,636,249      26,790,851     20,086,354
                                                    ----------     ----------      ----------     ----------
     Gross profit                                   11,930,360      9,671,240      22,304,846     17,961,120

Selling, general and administrative expenses         7,864,301      7,090,960      15,175,104     13,418,819
                                                    ----------     ----------      ----------     ----------
     Earnings from operations                        4,066,059      2,580,280       7,129,742      4,542,301

Other income                                           167,897        272,647         400,796        597,901
                                                    ----------     ----------      ----------     ----------
     Earnings before income taxes                    4,233,956      2,852,927       7,530,538      5,140,202

Income tax expense                                   1,717,646      1,166,427       3,014,167      2,094,220
                                                    ----------     ----------      ----------     ----------
     Net earnings                                  $ 2,516,310      1,686,500       4,516,371      3,045,982
                                                    ==========     ==========      ==========     ==========



Basic and diluted earnings per common share           $ 0.19           0.13            $ 0.34           0.23
                                                       ======         ======            =====          =====

Dividends per common share                            $ 0.18           0.18            $ 0.36           0.36
                                                       ======         ======            =====          =====

Basic weighted average common shares outstanding    13,136,962     13,102,359      13,135,928     13,093,553
                                                    ==========     ==========      ==========     ==========

Diluted weighted average common shares outstanding  13,327,517     13,309,189      13,323,253     13,327,078
                                                    ==========     ==========      ==========     ==========














See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                 Page 3




                         LabOne, Inc. and Subsidiary
                Consolidated Statement of Stockholders' Equity
                        Six Months Ended June 30, 1998

                                              Accumulated
                                  Additional     other                                    Total
                         Common     paid-in  comprehensive  Retained     Treasury     stockholders'   Comprehensive
                         stock      capital      income     earnings       stock         equity          income
Balance at
  December 31, 1997    $150,000   13,723,250   (666,927)   60,259,272   (21,966,352)    51,499,243
Comprehensive income:
  Net earnings                                              4,516,371                    4,516,371        4,516,371
  Equity adjustment
   from foreign
   currency translation                         (62,497)                                   (62,497)         (62,497)
                                                                                                          ---------
Comprehensive income                                                                                      4,453,874
                                                                                                          =========
Cash dividends
   ($0.36 per share)                                       (4,728,844)                  (4,728,844)
Stock options
   exercised, net
   (10,510 shares)                    58,377                                 10,715         69,092
Directors' stock issued
   (3,892 shares)                     24,811                                 43,785         68,596
                       --------   ----------   --------    ----------   -----------     ----------
Balance at
   June 30, 1998       $150,000   13,806,438   (729,424)   60,046,799   (21,911,852)    51,361,691
                       ========   ==========   ========    ==========   ===========     ==========



















See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.


                                    Page 4

                         LabOne, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                                                   Six months ended June 30,
                                                        1998         1997
                                                     ---------     ---------
Cash provided by (used for) operations:
   Net earnings                                    $ 4,516,371     3,045,982
   Adjustments to reconcile net earnings
       to net cash provided by operations:
     Depreciation and amortization                   2,091,470     2,183,620
     Loss (gain) on disposal of property
          and equipment                                  3,861      (111,570)
     Directors' stock compensation                      68,597        69,583
     Provision for deferred taxes                      (25,864)     (174,559)
   Changes in:
     Accounts receivable                            (3,079,357)   (3,716,667)
     Income taxes                                      (65,573)       16,907
     Inventories                                       574,200      (879,582)
     Prepaid expenses and other current assets         (49,753)       51,232
     Accounts payable                                  745,761       449,178
     Accrued payroll & benefits                       (581,193)      890,313
     Accrued expenses                                  (25,992)       74,145
     Other current liabilities                             223        24,037
                                                    ----------    ----------
        Net cash provided by operations              4,172,751     1,922,619
                                                    ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments held to maturity        (5,461,090)  (10,190,477)
   Proceeds from maturities of investments held
      to maturity                                    6,201,894     5,232,335
   Property, plant and equipment, net               (6,318,937)   (2,383,890)
   Acquisition of intangible assets, net                   -      (4,128,274)
   Other                                                56,153         2,139
                                                    ----------    ----------
        Net cash used for investment transactions   (5,521,980)  (11,468,167)
                                                    ----------    ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds
     from the exercise of stock options                 69,092       249,895
   Cash dividends                                   (4,728,844)   (4,714,419)
                                                    ----------    ----------
        Net cash used for financing transactions    (4,659,752)   (4,464,524)
                                                    ----------    ----------
Effect of foreign currency translation                 (55,505)      (18,733)
                                                    ----------    ----------
        Net decrease in cash and cash equivalents   (6,064,486)  (14,028,805)
Cash and cash equivalents - beginning of period     18,284,672    28,647,378
                                                    ----------    ----------
Cash and cash equivalents - end of period          $12,220,186    14,618,573
                                                    ==========    ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Income Taxes                                 $ 3,058,933       221,022
                                                    ==========    ==========

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.


                                   Page 5

                         LabOne, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                            June 30, 1998 and 1997
The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiary Lab One Canada Inc. (a Canadian corporation). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein as of June 30, 1998 and for the periods ended June 30, 1998 and 1997 is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position and the results of its operations and cash flows. The balance sheet information as of December 31, 1997 has been derived from the audited financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year-to-year comparisons. See the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for additional information not required by this report on Form 10-Q.

Business Segment Information
----------------------------
The company operates in three lines of business: insurance risk appraisal testing, clinical diagnostic testing and substance abuse testing. The following table presents selected financial information for each segment:

                                           Three Months Ended             Six Months Ended
                                                  June 30,                      June 30,
                                             1998         1997             1998         1997
                                             ----         ----             ----         ----
Sales:
   Insurance                            $ 17,571,796    15,896,373      34,394,248   30,325,512
   Clinical                                4,723,128     2,120,393       8,377,171    3,661,378
   Substance abuse testing                 3,467,339     2,290,723       6,324,278    4,060,584
                                          ----------    ----------      ----------   ----------
Total sales                             $ 25,762,263    20,307,489      49,095,697   38,047,474
                                          ==========    ==========      ==========   ==========
Operating income (loss):
   Insurance                            $  5,573,412     4,734,529      10,785,673    9,045,872
   Clinical                               (1,509,398)   (1,894,760)     (3,444,445)  (3,999,060)
   Substance abuse testing                    40,165      (197,886)       (138,622)    (507,488)
   General corporate income (expense)        (38,120)      (61,603)        (72,864)       2,977
                                           ---------     ---------      ----------    ---------
Total earnings from operations             4,066,059     2,580,280       7,129,742    4,542,301
   Other income (expense)                    167,897       272,647         400,796      597,901
                                           ---------     ---------       ---------    ---------
Earnings before income taxes            $  4,233,956     2,852,927       7,530,538    5,140,202
                                           =========     =========       =========    =========

There were no material changes in asset levels by segment or in the basis of segmentation or measurement of segment operating income or loss.
                                   Page 6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

                                      Three Months Ended                      Six Months Ended
                                          June 30,                                 June 30,
                                      1998          1997       % Increase      1998         1997      %Increase
                                   -----------   -----------   ----------   ----------   ----------   ---------
   Sales                          $ 25,762,263    20,307,489        27%    $49,095,697   38,047,474       29%
   Net earnings                      2,516,310     1,686,500        49%      4,516,371    3,045,982       48%
   Earnings per common share           $0.19          0.13                     $0.34         0.23
   Cash dividends per common share     $0.18          0.18                     $0.36         0.36

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

Additionally, BlueCross BlueShield of Tennessee selected LabOne to provide routine outpatient laboratory testing services for BlueCare members throughout Tennessee effective February 1, 1998. BlueCare is BlueCross BlueShield of Tennessee's plan for Tenncare participants and covers approximately 350,000 members. The Company's LBM programs, including BlueCare and the Lab Card Program, have approximately two million lives enrolled.

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

                                   Page 7

SECOND QUARTER ANALYSIS
Net sales increased 27% to $25.8 million in the second quarter 1998 from $20.3 million in the second quarter 1997 due to increases in all business segments. Insurance segment revenue increased to $17.6 million during the second quarter 1998 as compared to $15.9 million in the same quarter last year. The increase was due to an increase in market share and an increase in oral fluid testing on applicants applying for smaller face-amount policies. The total number of insurance applicants tested in the second quarter 1998 increased by 13% as compared to the same quarter last year. Average revenue per applicant decreased 4% during the same periods due to competitive pricing pressures. Insurance kit and container revenue increased, due primarily to an increase in the number of blood and oral fluid kits sold.

Clinical (diagnostic) laboratory revenue increased 123% from $2.1 million in the second quarter 1997 to $4.7 million in 1998 due to an 94% increase in testing volumes and a 15% increase in the average revenue per patient. Substance abuse testing (SAT) revenue increased 51% from $2.3 million in the second quarter 1997 to $3.5 million in 1998 primarily due to increased testing volumes.

Cost of sales increased $3.2 million in the second quarter 1998 as compared to the prior year, due primarily to increases in supplies, inbound freight and outside laboratory testing and collection services. Laboratory supplies increased due to the increased specimen volumes tested in each segment. Insurance kit supplies increased due to the higher volume of kits sold. Inbound freight and outside laboratory testing and collection services increased primarily due to the increased specimen volumes in the clinical and SAT segments. Clinical cost of sales expenses were $3.6 million as compared to $2.1 million in the second quarter 1997. SAT cost of sales expenses were $2.3 million as compared to $1.7 million in the second quarter 1997.

As a result of the above factors, gross profit for the quarter increased $2.3 million (23%) from $9.7 million in 1997 to $11.9 million in 1998. Clinical gross profit increased to $1.1 million in the second quarter 1998 from $39,000 in the second quarter 1997. SAT gross profit increased to $1.1 million in the second quarter 1998 from $0.6 million last year.

Selling, general and administrative expenses increased $0.8 million (11%) in the second quarter 1998 as compared to the prior year, due primarily to increases in payroll expenses and bad debt accruals. These were partially offset by a decrease in depreciation expense. Clinical expenses, including allocated overhead, were $2.6 million as compared to $1.9 million in 1997.
SAT expenditures, including allocations, were $1.1 million as compared to $0.7 million last year. The overhead allocation to the clinical and SAT testing segments for the second quarter 1998 was $1.3 million as compared to an allocation of $0.8 million in 1997.

Operating income increased from $2.6 million in the second quarter 1997 to 4.1 million in 1998. The insurance segment increased $0.8 million. The clinical segment improved $0.4 million to an operating loss of $1.5 million for the quarter. The SAT segment improved $0.2 million from an operating loss of $0.2 million in the second quarter 1997 to an operating gain of $40,000 in 1998.

Investment income decreased $0.1 million due primarily to less funds available for investment. The effective income tax rate remained steady at 41% in 1997 and 1998.
The combined effect of the above factors resulted in net earnings of $2.5 million or $0.19 per share in the second quarter 1998 as compared to $1.7, million or $0.13 per share, in the same period last year.
                                   Page 8
YEAR-TO-DATE ANALYSIS
Revenue in the six month period ended June 30, 1998 was $49.1 million as compared to $38.0 million in the same period last year. The increase of $11.0 million is due to increases in clinical laboratory revenue of $4.7 million, insurance laboratory revenue of $2.8 million, SAT revenue of $2.3 million and kit revenue of $1.3 million.

The total number of insurance applicants tested in the six month period increased by 15% as compared to last year, while average revenue per applicant declined 3%. Kit and container revenue increased $1.3 million due primarily to an increase in the number of full blood and oral fluid kits sold.

Clinical laboratory revenue increased from $3.7 million during the first six months of 1997 to $8.4 million for the same period in 1998 due to increased testing volumes and higher revenue per patient. SAT revenue increased from $4.1 million in 1997 to $6.3 million in 1998 due to a 55% increase in testing volumes.

Cost of sales increased $6.7 million year to date as compared to the prior year. This increase is due primarily to increases in laboratory and kit supplies, payroll expenses, inbound freight and outside laboratory services. Lab supplies increased 27% due to the larger volume of all specimen types processed, and insurance kit expense increased due to the higher volume of kits sold. Payroll increased 16%. Freight and outside testing increased primarily due to the substantial growth in clinical and SAT specimen volumes. Clinical cost of sales expenses were $7.0 million as compared to $4.0 million during the first six months of 1997. SAT cost of sales expenses were $4.4 million as compared to $3.1 million during 1997.

As a result of the above factors, gross profit for the first six months increased from $18.0 million in 1997 to $22.3 million in 1998. Clinical gross profit improved from a loss of $0.3 million in 1997 to a gain of $1.4 million in 1998. SAT gross profit increased to $1.9 million in the first six months of 1998 from $0.9 million last year.

Selling, general and administrative expenses increased $1.8 million (13%) in the six month period ended June 30, 1998 as compared to the prior year due primarily to increases in payroll expenses and bad debt accruals. Payroll expense increased primarily due to a 13% increase in headcount and increased benefit expenses. These were partially offset by a decrease in depreciation expense. Clinical expenditures were $4.9 million as compared to $3.7 million in 1997. SAT expenses increased from $1.5 million in 1997 to $2.1 million in 1998. The overhead allocation to the clinical and SAT segments for the period was $2.4 million as compared to an allocation of $1.5 million in 1997.

Operating income increased from $4.5 million in the first six months of 1997 to $7.1 million in 1998, primarily due to an increase in the insurance segment operating income of $1.7 million. The clinical segment had an operating loss of $3.4 million for the six month period ended June 30, 1998 as compared to an operating loss of $4.0 million in 1997. The SAT segment improved from an operating loss of $0.5 million in 1997 to a loss of $0.1 million in 1998.

Investment income decreased $0.2 million primarily due to less funds available for investment. The effective income tax rate declined from 41% in 1997 to 40% in 1998.

The combined effect of the above factors resulted in net earnings of $4.5 million or $0.34 per share in the six month period ended June 30, 1998 as compared to $3.0 million or $0.23 per share in the same period last year.
                                   Page 9

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------

LabOne's working capital position decreased by $3.9 million to $31.5 million at June 30, 1998, from $35.4 million at December 31, 1997. This decrease is primarily due to capital additions and dividends paid exceeding cash provided by operations before changes in working capital. Cash flow from operations before changes in working capital increased by $1.6 million year to date as compared to 1997. The increase is primarily attributable to the increase in net earnings.

Trade accounts receivable increased $3.1 million or 24% from December 31, 1997, due to the increase in revenue for the six month period. Net additions to property, plant and equipment in the first six months of 1998 were $6.3 million, as compared to $2.4 million in 1997. The increase is primarily related to construction of the new facility.

The new facility project is expected to cost approximately $33 million and will be financed with an industrial revenue bond (IRB) approved by the City of Lenexa (Kansas). The IRB is expected to be in place during the third quarter 1998. Interest on the bond will be based on a taxable seven day variable rate. The Company will sell $20 million of the $33 million IRB, and $13 million will be purchased by LabOne. The company expects to repay the outstanding portion over 11 years at approximately $1.85 million per year plus interest. As of June 30, 1998, total capital expenditures for this project were $10.0 million.

In May 1998, LabOne's Board of Directors declared the regular quarterly dividend of $0.18 per common share. This dividend was paid on June 2, 1998, to stockholders of record as of May 26, 1998, and totaled approximately $2.4 million. The board will review the dividend payment policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

The total number of shares held in treasury at June 30, 1998 was approximately
1.9 million at a total cost of $21.9 million or $11.78 per share. The Company had no short-term borrowings in the second quarter 1998. The Company expects to fund operations and future dividend payments from a combination of cash flows from operations and cash reserves. At June 30, 1998, LabOne had total cash and investments of $12.7 million as compared to $19.5 million at December 31, 1997.

LabOne is actively addressing Year 2000 computer concerns. The company has established an oversight committee which includes management from all parts of the Company and meets periodically to review progress. The Company expects to complete all internal Year 2000 objectives by the end of the first quarter, 1999 and is assessing the Year 2000 preparation and contingency plans of its clients and vendors. Total expenses related to this project are not expected to be material to the Company. However, there can be no assurance that the Company's adjustments to its computer systems will completely eliminate all Year 2000 problems. In addition, there can be no assurance that the systems of clients and vendors will be converted to address Year 2000 problems in a timely and effective manner or that such conversions will be compatible with the Company's computer systems. A failure to properly address the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations.

                         PART II.  OTHER INFORMATION
Item 4. -  Submission of Matters to a Vote of Security Holders.

   (a)   The annual stockholders' meeting was held on May 14, 1998.

   (c)   Brief description of each matter voted:

     (1) Election of directors. For Messrs. William D. Grant, Rifkind, Seward, Thompson, Walker and Wright, there were 12,558,110 shares voted in favor thereof and 14,572 shares withheld. For Mr. Brewer, there were 12,557,445 shares voted in favor thereof and 15,237 shares withheld. For Messrs. W. Thomas Grant II, Hespe, Sadler and Schweiker, there were 12,546,482 shares voted in favor thereof and 26,200 shares withheld. There were 0 abstentions and 0 broker nonvotes for all directors.

     (2) Election to approve the 1997 Long-Term Incentive Plan. Of the 12,572,682 shares voted, 11,741,278 were voted in favor thereof and 257,195 were opposed. There were 16,660 abstentions and 557,549 broker nonvotes.

     (3) Election to ratify the appointment of KPMG Peat Marwick LLP as independent certified public accountants of the corporation and its subsidiary for the present fiscal year. Of the 12,572,682 shares voted, 12,539,139 were voted in favor thereof and 10,969 were opposed. There were 22,573 abstentions and 1 broker nonvote.


Item 6. -  Exhibits and Reports on Form 8-K

   (a)   Exhibits

10.1       Registrant's 1997 Long-Term Incentive Plan.

10.2 Form of Stock Option Agreement pursuant to the LabOne 1997 Long-Term Incentive Plan.

27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this second quarter 1998 Form 10-Q.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LabOne, Inc.

      Date:  August 12, 1998         By  /s/ Kurt E. Gruenbacher
                                         -----------------------
                                     Kurt E. Gruenbacher, V.P. Finance, CAO
                                     and Treasurer

      Date:  August 12, 1998         By  /s/ Robert D. Thompson
                                         ----------------------
                                     Robert D. Thompson, Executive V.P., Chief
                                     Operating Officer and Chief Financial
                                     Officer