Form 10-Q
period 1998-09-30
LABONE INC
filed 1998-11-13
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q







        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended   September 30, 1998
                                            ------------------




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

Number of shares outstanding of the only class of Registrant's common stock, $.01 par value, as of November 1, 1998 - 13,311,450 shares net of 1,688,550 shares held as treasury stock.






                                  Page 1 of 221
                        PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                               LabOne, Inc. and Subsidiary
                               Consolidated Balance Sheets
                                                                September 30,     December 31,
                                                                    1998             1997
ASSETS                                                         ------------      ------------
Current assets:
   Cash and cash equivalents                                     $21,175,673      18,284,672
   Short-term investments                                            500,209       1,204,638
   Accounts receivable-trade, net of allowance for doubtful
     accounts of $1,886,098 in 1998 and $968,295 in 1997          17,596,220      12,604,687
   Income taxes receivable                                           752,365         508,704
   Inventories                                                     1,537,379       2,203,471
   Real estate available for sale                                  3,515,000       3,515,000
   Prepaid expenses and other current assets                       2,603,491       2,279,619
   Deferred income taxes                                           3,775,732       3,299,387
                                                                  ----------      ----------
      Total current assets                                        51,456,069      43,900,178
Property, plant and equipment                                     58,778,165      43,956,571
   Less accumulated depreciation                                  34,762,000      33,515,280
                                                                  ----------      ----------
      Net property, plant and equipment                           24,016,165      10,441,291
Other assets:
   Intangible assets, net of accumulated amortization              4,804,124       5,229,708
   Deferred income taxes - noncurrent                                252,505         321,799
   Deposits and other assets                                          53,869          80,497
                                                                  ----------      ----------
      Total assets                                               $80,582,732      59,973,473
                                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $ 4,258,495       3,326,451
   Bonds payable - current                                         1,850,000             -
   Deferred income taxes payable                                      21,033             -
   Accrued payroll and benefits                                    4,144,319       4,530,235
   Other accrued expenses                                            614,804         423,396
   Other current liabilities                                         240,086         194,148
                                                                  ----------      ----------
      Total current liabilities                                   11,128,737       8,474,230
   Bonds payable - noncurrent                                     18,050,758             -
   Deferred income taxes - noncurrent                                331,176             -
                                                                  ----------      ----------
      Total liabilities                                           29,510,671       8,474,230
Stockholders' equity:
   Preferred stock, $.01 par value per share;
     1,000,000 shares authorized, none issued                            -               -
   Common stock, $.01 par value per share; 40,000,000 shares
     authorized, 15,000,000 shares issued                            150,000         150,000
   Additional paid-in capital                                     13,829,993      13,723,250
   Equity adjustment from foreign currency translation              (883,707)       (666,927)
   Retained earnings                                              59,907,841      60,259,272
                                                                  ----------      ----------
                                                                  73,004,127      73,465,595
   Less treasury stock of 1,857,435 shares in
     1998 and 1,874,706 shares in 1997                            21,932,066      21,966,352
                                                                  ----------      ----------
      Total stockholders' equity                                  51,072,061      51,499,243
                                                                  ----------      ----------
      Total liabilities and stockholders' equity                 $80,582,732      59,973,473
                                                                  ==========      ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 2

                                        LabOne, Inc. and Subsidiary
                                    Consolidated Statements of Earnings

                                              Three months ended September 30,  Nine Months Ended September 30,
                                                      1998           1997             1998           1997
                                                    ----------     ----------      ----------     ----------

Sales                                             $ 25,834,181     19,728,262      74,929,877     57,775,736

Cost of sales                                       14,529,055     10,664,417      41,319,906     30,750,771
                                                    ----------     ----------      ----------     ----------
     Gross profit                                   11,305,126      9,063,845      33,609,971     27,024,965

Selling, general and administrative expenses         7,806,049      6,742,060      22,981,153     20,160,880
                                                    ----------     ----------      ----------     ----------
     Earnings from operations                        3,499,077      2,321,785      10,628,818      6,864,085

Other income                                           131,390        281,017         532,186        878,919
                                                    ----------     ----------      ----------     ----------
     Earnings before income taxes                    3,630,467      2,602,802      11,161,004      7,743,004

Income tax expense                                   1,403,763      1,066,682       4,417,930      3,160,902
                                                    ----------     ----------      ----------     ----------
     Net earnings                                  $ 2,226,704      1,536,120       6,743,074      4,582,102
                                                    ==========     ==========      ==========     ==========



Basic and diluted earnings per common share           $ 0.17           0.12            $ 0.51           0.34
                                                       ======         ======            =====          =====

Dividends per common share                            $ 0.18           0.18            $ 0.54           0.54
                                                       ======         ======            =====          =====

Basic weighted average common shares outstanding    13,142,447     13,113,808      13,138,125     13,100,304
                                                    ==========     ==========      ==========     ==========

Diluted weighted average common shares outstanding  13,236,865     13,321,213      13,292,928     13,325,123
                                                    ==========     ==========      ==========     ==========














See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                 Page 3




                         LabOne, Inc. and Subsidiary
                Consolidated Statement of Stockholders' Equity
                      Nine Months Ended September 30, 1998

                                              Accumulated
                                  Additional     other                                    Total
                         Common     paid-in  comprehensive  Retained     Treasury     stockholders'   Comprehensive
                         stock      capital      income     earnings       stock         equity          income
Balance at
  December 31, 1997    $150,000   13,723,250   (666,927)   60,259,272   (21,966,352)    51,499,243
Comprehensive income:
  Net earnings                                              6,743,074                    6,743,074        6,743,074
  Equity adjustment
   from foreign
   currency translation                        (216,780)                                  (216,780)        (216,780)
                                                                                                          ---------
Comprehensive income                                                                                      6,526,294
                                                                                                          =========
Cash dividends
   ($0.54 per share)                                       (7,094,505)                  (7,094,505)
Stock options
   exercised, net
   (13,379 shares)                    81,932                                 (9,499)        72,433
Directors' stock issued
   (3,892 shares)                     24,811                                 43,785         68,596
                       --------   ----------   --------    ----------   -----------     ----------
Balance at
   Sept. 30, 1998      $150,000   13,829,993   (883,707)   59,907,841   (21,932,066)    51,072,061
                       ========   ==========   ========    ==========   ===========     ==========



















See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.


                                    Page 4

                         LabOne, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                                               Nine months ended September 30,
                                                        1998         1997
                                                     ---------     ---------
Cash provided by (used for) operations:
   Net earnings                                    $ 6,743,074     4,582,102
   Adjustments to reconcile net earnings
       to net cash provided by operations:
     Depreciation and amortization                   3,072,638     3,306,525
     Loss (gain) on disposal of property
          and equipment                                  6,009      (118,771)
     Directors' stock compensation                      68,597        69,584
     Provision for deferred taxes                      (69,258)     (204,568)
   Changes in:
     Accounts receivable                            (4,991,533)   (3,631,691)
     Income taxes                                     (243,661)       20,522
     Inventories                                       666,092      (820,808)
     Prepaid expenses and other current assets        (323,872)      212,172
     Accounts payable                                  932,044        58,768
     Accrued payroll & benefits                       (385,916)      959,370
     Accrued expenses                                  191,408       258,960
     Other current liabilities                          45,938        13,644
                                                    ----------    ----------
        Net cash provided by operations              5,711,561     4,705,809
                                                    ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments held to maturity        (5,461,090)  (15,893,902)
   Proceeds from maturities of investments held
      to maturity                                    6,201,894    13,485,062
   Property, plant and equipment, net              (16,100,453)   (3,242,256)
   Acquisition of intangible assets, net              (167,173)   (4,128,275)
   Other                                                26,628       (58,634)
                                                    ----------    ----------
        Net cash used for investment transactions  (15,500,194)   (9,838,005)
                                                    ----------    ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds
     from the exercise of stock options                 72,435       256,807
   Proceeds  from issuance of bonds                 19,900,000           -
   Cash dividends                                   (7,094,506)   (7,074,887)
                                                    ----------    ----------
        Net cash provided by (used for)
          financing transactions                    12,877,929    (6,818,080)
                                                    ----------    ----------
Effect of foreign currency translation                (198,294)      (28,456)
                                                    ----------    ----------
        Net increase (decrease) in cash and
          cash equivalents                           2,891,001   (11,978,732)
Cash and cash equivalents - beginning of period     18,284,672    28,647,378
                                                    ----------    ----------
Cash and cash equivalents - end of period          $21,175,673    16,668,646
                                                    ==========    ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                     $   106,462           -
      Income Taxes                                 $ 4,711,053     3,541,775
                                                    ==========    ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 5

                         LabOne, Inc. and Subsidiary
                 Notes to Consolidated Financial Statements
                         September 30, 1998 and 1997

The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly- owned subsidiary Lab One Canada Inc. (a Canadian corporation). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein as of September 30, 1998 and for the periods ended September 30, 1998 and 1997 is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position and the results of its operations and cash flows. The balance sheet information as of December 31, 1997 has been derived from the audited financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

Forward Looking Statements
--------------------------
This Quarterly report on Form 10-Q may contain "forward-looking statements," including projections, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume and pricing of laboratory tests performed by the Company, competition, the extent of market acceptance of the Company's testing services in the healthcare and substance abuse testing industries, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the Company's Current Report on Form 8-K dated October 22, 1998.

Business Segment Information
----------------------------
The company operates in three lines of business: insurance risk appraisal testing, clinical diagnostic testing and substance abuse testing. The following table presents selected financial information for each segment:










                                  Page 6

                                           Three Months Ended              Nine Months Ended
                                              September 30,                   September 30,
                                             1998         1997             1998         1997
                                             ----         ----             ----         ----
Sales:
   Insurance                            $ 16,676,602    15,206,406      51,070,849   45,531,918
   Clinical                                5,045,806     1,803,678      13,422,977    5,465,056
   Substance abuse testing                 4,111,773     2,718,178      10,436,051    6,778,762
                                          ----------    ----------      ----------   ----------
Total sales                             $ 25,834,181    19,728,262      74,929,877   57,775,736
                                          ==========    ==========      ==========   ==========
Operating income (loss):
   Insurance                            $  4,840,576     4,637,451      15,626,247   13,683,324
   Clinical                               (1,431,106)   (2,161,954)     (4,875,551)  (6,161,014)
   Substance abuse testing                   128,409      (117,104)        (10,213)    (624,592)
   General corporate income (expense)        (38,802)      (36,608)       (111,665)     (33,633)
                                           ---------     ---------      ----------    ---------
Total earnings from operations             3,499,077     2,321,785      10,628,818    6,864,085
   Other income (expense)                    131,390       281,017         532,186      878,919
                                           ---------     ---------       ---------    ---------
Earnings before income taxes            $  3,630,467     2,602,802      11,161,004    7,743,004
                                           =========     =========       =========    =========

The assets classified as corporate increased significantly due to bond proceeds and construction of the new facility. There were no material changes in assets in the other segments, or in the basis of segmentation or measurement of segment operating income or loss.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
----------------------
SELECTED FINANCIAL DATA

                                      Three Months Ended                     Nine Months Ended
                                         September 30,                         September 30,
                                      1998          1997       % Increase      1998         1997      %Increase
                                   -----------   -----------   ----------   ----------   ----------   ---------
   Sales                           $25,834,181    19,728,262        31%    $74,929,877   57,775,736       30%
   Net earnings                      2,226,704     1,536,120        45%      6,743,074    4,582,102       47%
   Earnings per common share           $0.17          0.12                     $0.51         0.34
   Cash dividends per common share     $0.18          0.18                     $0.54         0.54

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

                                 Page 7

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory competitors. LabOne markets its clinical testing services to the payers of healthcare--insurance companies and self-insured groups. The Company does this through Lab Card(, a Laboratory Benefits Management (LBM) program.

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

Additionally, BlueCross BlueShield of Tennessee selected LabOne to provide routine outpatient laboratory testing services for BlueCare members throughout Tennessee effective February 1, 1998. BlueCare is BlueCross BlueShield of Tennessee's plan for Tenncare participants and covers approximately 480,000 members. The Company's LBM programs, including BlueCare and the Lab Card Program, have approximately 2.1 million lives enrolled.

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

THIRD QUARTER ANALYSIS

Net sales increased 31% to $25.8 million in the third quarter 1998 from $19.7 million in the third quarter 1997 due to increases in all business segments. Insurance segment revenue increased to $16.7 million during the third quarter 1998 as compared to $15.2 million in the same quarter last year. The increase was due to an increase in market share and an increase in oral fluid testing on applicants applying for smaller face-amount policies. The total number of insurance applicants tested in the third quarter 1998 increased by 10% as compared to the same quarter last year. Average revenue per applicant decreased 3% during the same periods due to competitive pricing pressures. Insurance kit and container revenue increased, due primarily to an increase in the number of blood and oral fluid kits sold.

Clinical (diagnostic) laboratory revenue increased 180% from $1.8 million in the third quarter 1997 to $5.0 million in 1998 due to an 117% increase in testing volumes and a 29% increase in the average revenue per patient. Substance abuse testing (SAT) revenue increased 51% from $2.7 million in the third quarter 1997 to $4.1 million in 1998 primarily due to increased testing volumes.

Cost of sales increased $3.9 million in the third quarter 1998 as compared to the prior year, due primarily to increases in supplies, inbound freight and outside laboratory testing and collection services. Laboratory supplies increased due to the increased specimen volumes tested in each segment. Insurance kit supplies increased due to the higher volume of kits sold. Inbound freight and outside laboratory testing and collection services increased primarily due to the increased specimen volumes in the clinical and

                               Page 8
SAT segments. Clinical cost of sales expenses were $3.7 million as compared to $2.2 million in the third quarter 1997. SAT cost of sales expenses were $2.5 million as compared to $2.0 million in the third quarter 1997.

As a result of the above factors, gross profit for the quarter increased $2.2 million (25%) from $9.1 million in 1997 to $11.3 million in 1998. Clinical gross profit increased to $1.3 million in the third quarter 1998 from a loss of $0.4 million in the third quarter 1997. SAT gross profit increased to $1.3 million in the third quarter 1998 from $0.8 million last year.

Selling, general and administrative expenses increased $1.0 million (16%) in the third quarter 1998 as compared to the prior year, due primarily to increases in payroll expenses and bad debt accruals. These were partially offset by a decrease in depreciation expense. Clinical expenses, including allocated overhead, were $2.8 million as compared to $1.8 million in 1997.
SAT expenditures, including allocations, were $1.2 million as compared to $0.9 million last year. The overhead allocation to the clinical and SAT testing segments for the third quarter 1998 was $1.5 million as compared to an allocation of $0.9 million in 1997.

Operating income increased from $2.3 million in the third quarter 1997 to $3.5 million in 1998. The insurance segment increased $0.2 million. The clinical segment improved $0.7 million to an operating loss of $1.4 million for the quarter. The SAT segment improved $0.2 million from an operating loss of $0.1 million in the third quarter 1997 to an operating gain of $0.1 million in 1998.

Investment income decreased $0.1 million due primarily to less funds available for investment. The effective income tax rate declined to 39% in 1998 from 41% in 1997.

The combined effect of the above factors resulted in net earnings of $2.2 million or $0.17 per share in the third quarter 1998 as compared to $1.5 million or $0.12 per share, in the same period last year.

YEAR-TO-DATE ANALYSIS

Net sales in the nine month period ended September 30, 1998 were $74.9 million as compared to $57.8 million in the same period last year. The increase of $17.2 million is due to increases in clinical laboratory revenue of $8.0 million, insurance laboratory revenue of $3.6 million, SAT revenue of $3.7 million and kit revenue of $2.0 million.

The total number of insurance applicants tested in the nine month period increased by 13% as compared to last year, while average revenue per applicant declined 3%. Kit and container revenue increased $2.0 million due primarily to an increase in the number of oral fluid and full blood kits sold.

Clinical laboratory revenue increased from $5.5 million during the first nine months of 1997 to $13.4 million for the same period in 1998 due to increased testing volumes and higher revenue per patient. SAT revenue increased from $6.8 million in 1997 to $10.4 million in 1998 due to a 51% increase in testing volumes.

Cost of sales increased $10.6 million year to date as compared to the prior year. This increase is due primarily to increases in laboratory and kit supplies, payroll expenses, inbound freight and outside laboratory services. Lab supplies increased 26%, and payroll increased 19% due to the larger volume

                               Page 9
of all specimen types processed. Insurance kit expense increased due to the higher volume of kits sold. Freight and outside testing increased primarily due to the substantial growth in clinical and SAT specimen volumes. Clinical cost of sales expenses were $10.7 million as compared to $6.1 million during the first nine months of 1997. SAT cost of sales expenses were $7.2 million as compared to $5.1 million during 1997.

As a result of the above factors, gross profit for the first nine months increased from $27.0 million in 1997 to $33.6 million in 1998. Clinical gross profit improved from a loss of $0.7 million in 1997 to a gain of $2.8 million in 1998. SAT gross profit increased to $3.2 million in the first nine months of 1998 from $1.7 million last year.

Selling, general and administrative expenses increased $2.8 million (14%) in the nine month period ended September 30, 1998 as compared to the prior year due primarily to increases in payroll expenses and bad debt accruals. Payroll expense increased primarily due to an 18% increase in headcount and increased benefit expenses. These were partially offset by a decrease in depreciation expense. Clinical expenditures were $7.6 million as compared to $5.5 million in 1997. SAT expenses increased from $2.3 million in 1997 to $3.2 million in 1998. The overhead allocation to the clinical and SAT segments for the period was $3.9 million as compared to an allocation of $2.4 million in 1997.

Operating income increased from $6.9 million in the first nine months of 1997 to $10.6 million in 1998, primarily due to an increase in the insurance segment operating income of $1.9 million. The clinical segment had an operating loss of $4.9 million for the nine month period ended September 30, 1998 as compared to an operating loss of $6.2 million in 1997. The SAT segment improved from an operating loss of $0.6 million in 1997 to a loss of $10,000 in 1998.

Investment income decreased $0.3 million primarily due to less funds available for investment. The effective income tax rate declined from 41% in 1997 to 40% in 1998.

The combined effect of the above factors resulted in net earnings of $6.7 million or $0.51 per share in the nine month period ended September 30, 1998 as compared to $4.6 million or $0.34 per share in the same period last year.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------

LabOne's working capital position increased by $4.9 million to $40.3 million at September 30, 1998, from $35.4 million at December 31, 1997. This increase is primarily due to bond proceeds and cash provided by operations before changes in working capital exceeding capital additions and dividends paid. Cash flow from operations before changes in working capital increased by $2.2 million year to date as compared to 1997. The increase is primarily attributable to the increase in net earnings.

Trade accounts receivable increased $5.0 million or 40% from December 31, 1997, due to the continuing increase in revenues. Net additions to property, plant and equipment in the first nine months of 1998 were $16.1 million, as compared to $3.2 million in 1997. The increase is primarily related to construction of the new facility.

The new facility project is expected to cost approximately $33 million and is being financed with an industrial revenue bond (IRB) approved by the City of

                               Page 10
Lenexa (Kansas), and signed during the third quarter 1998. Interest on the bond is based on a taxable seven day variable rate. The $33 million IRB is split into three series. Series A consists of $20 million which has been sold publicly. Series B and C consists of $13 million which has been purchased by LabOne. The company expects to repay Series A over 11 years at approximately $1.85 million per year plus interest. Interest expense is based on a taxable seven day variable rate and is currently less than 6.5%, including all financing costs. Debt restrictions include, but are not limited to, a net worth covenant and an operating cash flow covenant. As of September 30, 1998, total capital expenditures for this project were $17.1 million.

In August 1998, LabOne's Board of Directors declared the regular quarterly dividend of $0.18 per common share. This dividend was paid on September 1, 1998, to stockholders of record as of August 25, 1998, and totaled approximately $2.4 million. The board will review the dividend payment policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

The total number of shares held in treasury at September 30, 1998 was approximately 1.9 million at a total cost of $21.9 million or $11.78 per share. The Company had no short-term borrowings in the third quarter 1998. The Company expects to fund operations and future dividend payments, from a combination of cash flows from operations and cash reserves. At September 30, 1998, LabOne had total cash and investments of $21.6 million as compared to $19.5 million at December 31, 1997.

YEAR 2000
---------

LabOne is actively addressing Year 2000 computer concerns. The company has established an oversight committee which includes management from all parts of the Company and meets periodically to review progress. The Company's laboratory operating systems and its business processing systems were completely rewritten in the past ten years and were brought into compliance with Year 2000 date standards at that time. Non-IT systems, which include security systems, time clocks and heating and cooling systems, are being replaced with certified compliant systems as part of construction of the new facility. The Company expects to complete all remaining internal Year 2000 objectives by the end of the first quarter, 1999.

Ongoing remediation efforts include regularly scheduled software upgrades and replacement of personal computers and associated equipment, and are not unique to the Year 2000 efforts. LabOne is assessing the Year 2000 preparation and contingency plans of the Company's clients and vendors. LabOne has material relationships and dependencies with its primary telecommunications provider, Sprint Corp., its inbound shipping provider, Airborne Express, and municipal services providers. In the event of a service interruption, the Company has the ability to switch telecommunications services to AT&T at any time, and maintains backup electrical generators capable of meeting its electrical needs. LabOne currently tracks and controls routing of its inbound specimens and can use USPS, airlines and other common carriers or express delivery services in the event of delivery problems with Airborne Express. The Company currently maintains approximately 8 weeks supply of most laboratory supplies, and does not expect significant problems in obtaining supplies. The Company continues to review the Year 2000 plans of these providers, and does not currently expect significant problems in these areas, however, there can be no assurance that the systems of clients and vendors will be converted to address Year 2000 problems in a timely and effective manner or that such conversions will be compatible with the Company's computer systems.

                               Page 11
Resources dedicated to the remaining effort are expected to cost less than $0.3 million over the next 18 months and are not considered a material expense to the Company. These efforts have not caused delay to the Company's other ongoing information systems projects. LabOne has not hired any outside consultants or other independent validation provider at this time, and does not expect to do so.

There can be no assurance that the Company's adjustments to its computer systems will completely eliminate all Year 2000 problems. Failure to properly address the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations.


                        PART II.  OTHER INFORMATION

Item 2. -  Changes in Securities

     The City of Lenexa, Kansas, has issued its Taxable Industrial Revenue Bonds in the amount of $20 million to provide financing for LabOne's acquisition, construction and equipping if its new 270,000 square foot office, lab and warehouse facility in Johnson County, Kansas pursuant to a Lease Agreement between LabOne, Inc. and the City of Lenexa, Kansas. Commerce Bank, N.A. has provided a direct pay letter of credit to insure payment of the Bonds pursuant to the Lease Agreement and a Reimbursement Agreement between Commerce Bank and LabOne, Inc. LabOne is required under the Reimbursement Agreement to maintain a net worth of $40 million, a tangible net worth of $20 million and a quarterly debt service coverage of not less than 3 to 1. At September 30, 1998, LabOne's book net worth was $51 million and its book tangible net worth was $46 million. The above referenced agreements are appended hereto as Exhibits 4.1 to 4.3.

Item 6. -  Exhibits and Reports on Form 8-K

  (a)   Exhibits
4.1 Trust Indenture dated as of September 1, 1998, between the City of Lenexa, Kansas and Intrust Bank, N.A. related to the issuance of Taxable Industrial Revenue Bonds for the LabOne, Inc. Facility Project.
4.2 Lease Agreement dated as of September 1, 1998, between the City of Lenexa, Kansas and LabOne, Inc. related to the Trust Indenture filed as Exhibit 4.1.
4.3 Reimbursement Agreement dated as of September 1, 1998, between LabOne, Inc. and Commerce Bank, N.A. related to Exhibits 4.1 and 4.2.
27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this third quarter 1998 Form 10-Q.

  (b)   Reports on Form 8-K

        A Form 8-K current report dated October 14, 1998, was filed with the commission reporting under Other Events that LabOne had entered into an agreement to acquire Systematic Business Services, Inc.

        A Form 8-K current report dated October 22, 1998, was filed with the commission providing under Other Events a cautionary statement in order to obtain the benefits of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.


                               Page 12







                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LabOne, Inc.

      Date:  November 13, 1998       By  /s/ Kurt E. Gruenbacher
                                         -----------------------
                                     Kurt E. Gruenbacher, V.P. Finance, CAO
                                     and Treasurer

      Date:  November 13, 1998       By  /s/ Robert D. Thompson
                                         ----------------------
                                     Robert D. Thompson, Executive V.P., Chief
                                     Operating Officer and Chief Financial
                                     Officer

































                               Page 13