Form 10-K
period 1998-12-31
LABONE INC
filed 1999-03-31
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                            -----------------
                       Commission file number   0-15975
                                                -------
                                 LabOne, Inc.
                                 ------------
                                10101 Renner Blvd.
                               Lenexa, Kansas 66219
                                 (913) 888-1770

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

    Approximate aggregate market value of voting stock held by non-affiliates of Registrant: $26,970,000 (based on closing price as of March 1, 1999, of $11.56). The non-inclusion of shares held by directors, officers and beneficial owners of more than 5% of the outstanding stock shall not be deemed to constitute an admission that such persons are affiliates of the Registrant within the meaning of the Securities and Exchange Act of 1934.

    Number of shares outstanding of the only class of Registrant's common stock as of March 1, 1999: $0.01 par value common - 13,311,450 shares net of 1,688,550 shares held as treasury stock.


The exhibit list for this Form 10-K begins on page 29.

                                     PART I
                                     ------

ITEM 1  BUSINESS

General
-------

LabOne, Inc., a Delaware corporation, provides laboratory and investigative services for the insurance industry, clinical testing services for the healthcare industry and substance abuse testing services for employers. LabOne, Inc., together with its wholly-owned subsidiaries Lab One Canada Inc. and Systematic Business Services, Inc. (SBSI), hereinafter collectively referred to as either LabOne or the Company, is the largest provider of life insurance laboratory testing services in the United States and Canada. (See
Note 8 of Notes to Consolidated Financial Statements for financial information regarding foreign operations.)

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

Effective October 30, 1998, LabOne acquired Systematic Business Services, Inc., a Missouri corporation. SBSI provides telephone inspections, motor vehicle reports, attending physician statements, and claims investigation services to life and health insurers nationwide.

LabOne's clinical testing services are provided to the healthcare industry as an aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory. competitors. LabOne markets its clinical testing services to the payers of healthcare--insurance companies and self-insured groups. The Company does this through exclusive arrangements with managed care organizations and through Lab Card(R), a Laboratory Benefits Management (LBM) program.

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

LabOne is currently 80.5% owned by Lab Holdings, Inc. On March 8, 1999, LabOne and Lab Holdings jointly announced that the Boards of Directors of both companies had approved an agreement to merge the two companies. Representatives of Lab Holdings negotiated the merger with a Special Committee of independent directors of LabOne that was established to represent the interests of the holders of the 19.5% of common stock of LabOne not owned by Lab Holdings. The Special Committee, which had the assistance of independent legal and financial advisors, also approved the merger agreement and recommended its approval by the LabOne board and stockholders. The merger is expected to close in June or July following the satisfaction of a number of closing conditions. These include approval by the holders of two-thirds of the outstanding Lab Holdings shares and a majority of the shares voted by LabOne stockholders other than Lab Holdings and its affiliates. Financing must also be obtained sufficient to satisfy cash elections after the use of available cash of LabOne and Lab Holdings. See the Company's Current Report on Form 8-K dated March 8, 1999 for more information.

Forward Looking Statements
--------------------------

This Annual report on Form 10-K may contain "forward-looking statements," including, but not limited to: projections of revenues, income or loss, capital expenditures, the payment or non-payment of dividends and other financial items, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume and pricing of laboratory tests performed by the Company, competition, the extent of market acceptance of the Company's testing services in the healthcare and substance abuse testing industries, market acceptance of the Company's Lab Card program, intense competition, the loss of one or more significant customers, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the Cautionary Statement filed herewith as exhibit 99.

Services Provided by the Company
--------------------------------

Insurance Services:

Insurance companies require an objective means of evaluating the insurance risk posed by policy applicants in order to establish the appropriate level of premium payments, or to determine whether to issue a policy. Because decisions of this type are based on statistical probabilities of mortality and morbidity, insurance companies generally require quantitative data reflecting the applicant's general health. Standardized laboratory testing, tailored to the needs of the insurance industry and reported in a uniform format, provides insurance companies with an efficient means of evaluating the mortality and morbidity risks posed by policy applicants. The use of standardized blood, urine and oral fluid testing has proven a cost-effective alternative to individualized physician examinations, which utilize varying testing procedures and reports.

LabOne's insurance testing services consist of certain specimen profiles that provide insurance companies with specific information that may indicate liver or kidney disorders, diabetes, the risk of cardiovascular disease, bacterial or viral infections and other health risks. The Company also offers tests to detect the presence of antibodies to human immunodeficiency virus (HIV). Insurance companies generally offer a premium discount for nonsmokers and often rely on testing to determine whether an applicant is a user of tobacco products. Standardized laboratory testing can be used to verify responses on a policy application to such questions as whether the applicant is a user of tobacco products, certain controlled substances or certain prescription drugs. Cocaine use has been associated with increased risk of accidental death and cardiovascular disorders, and as a result of increasing cocaine abuse in the United States and Canada, insurance companies are testing a greater number of policy applicants to detect its presence. Therapeutic drug testing also detects the presence of certain prescription drugs that are being used by an applicant to treat a life-threatening medical condition that may not be revealed by a physical examination.

Insurance specimens are normally collected from individual insurance. applicants by independent paramedical personnel using LabOne's custom-designed collection kits and containers. These kits and containers are delivered to LabOne's laboratory via overnight delivery services or mail, coded for identification and processed according to each client's specifications. Results are generally transmitted to the insurance company's underwriting department that same evening. LabOne provides a one-day service guarantee on oral fluid and urine HIV specimen results.

In association with Lincoln National Risk Management, the Company provides electronic data collection services and software to enable insurance companies to receive data directly into their underwriting systems. LabOne offers LabOne NET, a combination network/software product that provides a connection for insurance underwriters for ordering and delivery of risk assessment information such as laboratory results, telephone inspections, motor vehicle reports and other applicant information. LabOne handles paramedical examination paperwork and assists with administration of data for insurance underwriting. Additionally, the Company can obtain attending physician statements, telephone inspections, motor vehicle reports, and perform claims investigation through its subsidiary, SBSI.

Clinical Services:

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

The Company has established the Lab Card(R) Program, as a vehicle for delivering outpatient laboratory services. The Lab Card Program is marketed to healthcare payers (self-insured groups and insurance companies), allowing them to avoid price mark-ups and cost shifting. The Lab Card Program provides laboratory testing at reduced rates as compared to traditional laboratories. It uses a unique benefit design that shares the cost savings with the patient, creating an incentive for the patient to help direct laboratory work to LabOne. Under the Program, the patient incurs no out-of-pocket expense when the Lab Card is used, and the insurance company or self-insured group receives substantial savings on its laboratory charges.

LabOne has several exclusive arrangements with Managed Care Organizations
(MCOs). The two most significant are Principal Healthcare of Kansas City and BlueCross BlueShield of Tennessee. With these arrangements the Company contracts with the MCO, and they direct all testing for their members through LabOne.

Substance Abuse Testing Services:

LabOne markets substance abuse testing to large companies, third party administrators and occupational health providers. Certification by SAMHSA enables the Company to offer substance abuse testing services to federally regulated industries. Specimens for substance abuse testing are typically collected by independent agencies who use LabOne's forms and collection supplies. Specimens are sealed with bar-coded, tamper-evident seals and shipped overnight to the Company. Automated systems monitor the specimens throughout the screening and confirmation process. Negative results are available immediately after testing is completed. Initial positive specimens are verified by the gas chromatography/mass spectrometry method, and results are generally available within 24 hours. Results can be transmitted electronically to the client's secured computer, printer or fax machine, or the client can use LabOne's LabLink Dial-In software to retrieve, store, search and print its drug testing results.


Segment Information
-------------------

The following table summarizes the Company's revenues from services provided to the insurance, clinical and substance abuse testing markets (dollars in thousands):
                                  Year ended December 31,
                         1998              1997              1996
                   --------------    --------------    --------------
Insurance          $ 69,149   68%    $ 61,998   79%    $ 50,801   85%
Clinical             18,600   18%       7,512    9%       3,942    7%
Substance Abuse      14,478   14%       9,416   12%       4,689    8%
                    -------            ------            ------
                  $ 102,227          $ 78,926          $ 59,432
                    =======            ======            ======

      (See Note 9 of Notes to Consolidated Financial Statements for operating income and identifiable assets by segment.)

Operations
----------

The Company's operations are designed to facilitate the testing of a large number of specimens and to report the results to clients, generally within 24 hours of receipt of the specimens. The Company has internally developed, custom-designed laboratory and business processing systems. It is a centralized network system that provides an automated link between LabOne's testing equipment, data processing equipment and clients' computer systems. This system offers LabOne's clients the ability to customize their testing and reflex requirements by several parameters to best meet their needs.

As a result of the number of tests it has performed over the past several years, LabOne has compiled and maintains a large statistical data base of test results. These summary statistics are useful to the actuarial and underwriting departments of an insurance client in comparing that client's test results to the results obtained by the Company's entire client base. Company-specific and industry-wide reports are frequently distributed to clients on subjects such as coronary risk.analysis, cholesterol and drugs of abuse. Additionally, the company's statistical engineering department is capable of creating customized reports to aid managed care entities or employers in disease management and utilization tracking to help manage healthcare costs.

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

Regulatory Affairs
------------------

The objective of the regulatory affairs department is to ensure that accurate and reliable test results are released to clients. This is accomplished by incorporating both internal and external quality assurance programs in each area of the laboratory. In addition, quality assurance specialists share the responsibility with all LabOne employees of an ongoing commitment to quality and safety in all laboratory operations. Internal quality and education programs are designed to identify opportunities for improvement in laboratory services and to meet all required safety training and education issues. These programs help ensure the reliability and confidentiality of test results.

Procedure manuals in all areas of the laboratory help maintain uniformity and accuracy and meet regulatory guidelines. Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process. Complete documentation provides record keeping for employee reference and meets regulatory requirements. All employees are thoroughly trained to meet standards mandated by OSHA in order to maintain a safe work environment. Superblind Testing Service(tm) controls are used to challenge every aspect of service at LabOne from specimen arrival through final billing. Approximately 500 sample kits are prepared and submitted anonymously each month. These samples have at least 15 different indicators each representing


                                     PAGE 6
over 7,500 challenges to the testing, handling and reporting procedures. Specimens requiring special handling are evaluated and verified by control analysis personnel. A computer edit program is used to review and verify clinically abnormal results and all positive HIV antibody and drugs-of-abuse records. As an external quality assurance program, LabOne participates in a number of proficiency programs established by the College of American Pathologists (CAP), the American Association of Bioanalysts and the Centers for Disease Control. LabOne is accredited by CAP.

Even though only a small portion of LabOne'S business encompasses fee-for-service Medicare/Medicaid, LabOne has appointed a Chief Compliance Officer and nine Co-Compliance Officers. Additionally, the Company has developed the LabOne Compliance Plan, based on the Model Compliance Plan recommended by the

Office of Inspector General (OIG) of the Department of Health and Human Services to ensure compliance with anti-fraud and abuse laws and rules governing federally-financed reimbursement for lab testing services.

LabOne is licensed under the Clinical Laboratory Improvement Amendments (CLIA) of 1988. LabOne has additional licenses for substance abuse testing from the state of Kansas and all other states where such licenses are required. LabOne is certified by SAMHSA to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations.

Congress recently enacted the Health Insurance Portability and Accountability Act of 1996. As a transmitter of health information in electronic form, the Company will be required to maintain administrative, technical, and physical safeguards to protect the integrity and confidentiality of healthcare information against unauthorized uses or disclosures. HIPAA will also require the Company to convert healthcare information to electronic form that had previously been required under state law to be maintained in paper form. Compliance with HIPAA regulations may be required as early as the Fall of 2001.

Sales and Marketing
-------------------

LabOne's client base consists primarily of insurance companies in the United States and Canada. The Company believes that its ability to provide prompt and accurate results on a cost-effective basis, and its responsiveness to customer needs have been important factors in servicing existing business.

All of the Company's sales representatives for the insurance market have significant business experience in the insurance industry or clinical laboratory-related fields. These representatives call on major clients several times each year, usually meeting with a medical director or vice president of underwriting. An important part of the Company's marketing effort is directed toward providing its existing clients and prospects with information pertaining to the actuarial benefits of, and trends in, laboratory testing. The Company's sales representatives and its senior management also attend and sponsor insurance industry underwriters' and medical directors' meetings.

The sales representatives for the clinical industry are experienced in the healthcare benefit market or clinical laboratory-related fields, and currently work in the geographic areas which they represent. Marketing efforts are directed at insurance carriers, self-insured employers and trusts, third party administrators and other organizations nationwide.

                                     PAGE 7

Substance abuse marketing efforts are primarily directed at Fortune 1000 companies, occupational health clinics and third party administrators. The Company's strategy is to offer quality service at competitive prices. The sales force focuses on LabOne's ability to offer multiple reporting methods, next-flight-out options, dedicated client service representatives and rapid reporting of results.

Competition
-----------

The Company believes that the insurance laboratory testing market in the United States and Canada is approximately a $130 million industry. LabOne currently services more than half the market. LabOne has maintained its market leadership through the development of long term client relationships, its reputation for providing quality products and services at competitive prices, and its battery of tests which are tailored specifically to an insurance company's needs. LabOne has two other main laboratory competitors, Osborn Laboratories, Inc. and Clinical Reference Laboratory.

The insurance testing industry continues to be highly competitive. The primary focus of the competition has been on pricing. This continued competition has resulted in a decrease in LabOne's average price per test. It is anticipated that prices may continue to decline in 1999. The Company continues to develop innovative data management services that differentiate its products from competitors. These services enable LabOne's clients to expedite the underwriting process, saving time and reducing underwriting costs.

The outpatient clinical laboratory testing market is a $20 billion industry which is highly fragmented and very competitive. The Company faces competition from numerous independent clinical laboratories and hospital- or physician-owned laboratories. Many of the Company's competitors are significantly larger and have substantially greater financial resources than LabOne. The Company is working to establish a solid client base through the use of Lab Card and the establishment of exclusive arrangements to provide laboratory services with large groups and managed care entities.

LabOne's business plan is to be the premier low-cost provider of high-quality laboratory services to self-insured employers and insurance companies in the healthcare market. The Company feels that its superior quality and centralized, low-cost operating structure enable it to compete effectively in this market.

LabOne competes in the substance abuse testing market nationwide. There are presently 71 laboratories that are SAMHSA certified. The Company's major competitors are the three major clinical chains, Laboratory Corporation of America, Quest Diagnostics and Smith Kline Beecham Laboratories, who collectively constitute approximately two-thirds of the substance abuse testing market. The Company's focus is fast turnaround with high-quality, low-cost service.








                                     PAGE 8
Foreign Markets
---------------

Lab One Canada Inc. markets insurance testing services to Canadian clients, with laboratory testing performed in the United States. The following table summarizes the revenue, profit and assets applicable to the Company's domestic operations and its subsidiary, Lab One Canada Inc.

                    Year ended December 31, (in millions)

                                      1998    1997*     1996
                                      ----    -----     ----
          Sales:
              United States          $95.7    $72.4    $53.1
              Canada                   6.5      6.6      6.4

          Operating Profit:
              United States           14.2      2.0      2.4
              Canada                   0.3      0.6      0.7

          Identifiable Assets:
              United States           83.8     56.8     62.1
              Canada                   2.8      3.2      2.7

     *1997 operating profit includes a one-time write-off of $6.6 million.
          (See Note 1 of Notes to Consolidated Financial Statements.)

Technology Development
----------------------


The technology development department evaluates new commercially available tests and technologies, or develops new assays, and compares them to competing products in order to select the most accurate laboratory procedures. Additionally, LabOne's scientists present findings to clients to aid them in choosing the best tests available to meet their requirements. Total technology development expenditures are not considered significant to the Company as a whole.

Employees
---------

As of March 1, 1999, the Company had 895 employees, including 23 part-time employees, representing an increase of 230 employees from the same time in 1998. The addition of SBSI accounts for approximately 65% of the increase. None of the Company's employees are represented by a labor union. The Company believes its relations with employees are good.

ITEM 2.  PROPERTIES

On December 26, 1998, the Company started moving into its new 268,000 square foot, custom-designed facility located in Lenexa, Kansas, approximately 15 miles from Kansas City, Missouri. This facility consolidates the Company's laboratory, administrative and warehouse functions into one building. The facility is owned by the Company and financed through $20 million in industrial revenue bonds issued by the City of Lenexa, Kansas in September, 1998. The testing laboratory has certain enhancements that improve the


                                     PAGE 9
efficiency of operations. Conveyor systems transport inbound test kits from the receiving area to the laboratory and remove waste after the opening process. All automated testing equipment requiring purified water is linked directly to a centralized water-purification system. Over 50,000 square feet of raised flooring allows laboratory instruments and PCs to be arranged or moved quickly and easily. The security system includes proximity card readers to control access and a ceiling detector system to prevent foreign substances from being thrown into the laboratory. In addition, three diesel generators and a UPS battery system are on-line in the event of electrical power shortage. These back-up power sources allow specimen testing and data processing to continue until full power is restored, thus assuring LabOne's. clients of continuous laboratory operation.

SBSI utilizes two facilities in Independence, Missouri under five year leases expiring in 2003. LabOne leases 10 locations in Northern California and 9 in the Midwest which serve as LabOne Service Centers (LSCs). These facilities provide specimen collection services for patients and are typically located in medical office buildings. Lab One Canada Inc. leases office space in Ontario Canada, which is used for sales and client services. This lease expires in 2000. Additionally, Lab One Canada Inc. leases space in Quebec Canada for assembly and distribution of specimen collection kits for Canadian insurance testing. This lease expires in 2000.

LabOne also owns two buildings which are currently under contract to be sold in the first and second quarter of 1999. Prior to moving to the new facility, these buildings were used for laboratory operations, administrative offices and data processing. LabOne's lease on its former warehouse facility expired in February 1999.

ITEM 3. LITIGATION

In the normal course of business, LabOne had certain lawsuits pending at December 31, 1998.

The Comptroller of the State of Texas has conducted an audit of LabOne for sales tax compliance and contends that LabOne's insurance laboratory testing services are taxable under the Texas tax code and has issued an audit assessment, including interest and penalties, of approximately $1.9 million. The Company has appealed this assessment arguing that its services do not fit within the definition of insurance services under the Texas code. The assessment is under review by the Texas State Hearing Attorney.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

                                  PART II
                                   -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Registrant's common stock trades on The NASDAQ Stock Market (R) under the symbol LABS. As of March 1, 1999, the outstanding shares were held by approximately 1850 shareholders of record.

The Company paid quarterly dividends of $0.18 per common share in both 1998 and 1997. The Board of Directors reviews the dividend policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.


The following are the high and low prices of the stock for each quarter of 1998 and 1997:

                             1998                 1997
                             ----                 ----
                       High       Low        High       Low
                       ----       ---        ----       ---

     1st Quarter      $18.25     15.75      $20.00     16.25
     2nd Quarter       18.50     16.63       18.50     15.25
     3rd Quarter       17.13     11.50       18.75     15.38
     4th Quarter       16.75      9.25       18.50     15.13

ITEM 6.  SELECTED FINANCIAL DATA


The following table summarizes certain selected financial information and operating data regarding the Company. This information should be read in conjunction with Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 14. (a) (1) and (2), CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE. The balance sheet data as of December 31, 1998, 1997, 1996, 1995 and 1994, and the statement of earnings data for each of the years in the five-year period ended December 31, 1998, have been derived from the Company's Consolidated Financial Statements, which have been audited by KPMG LLP, the Company's independent certified public accountants.


                             Years Ended December 31,
                     (in thousands, except per share amounts)


                               1998      1997     1996     1995     1994
                               ----      ----     ----     ----     ----
Statement of Earnings Data:
  Sales                      $102,227   78,926   59,432   57,029   60,726
  Cost of sales                56,720   42,017   32,717   29,934   29,073
                              -------   ------   ------   ------   ------
  Gross profit                 45,507   36,909   26,715   27,095   31,653
  Selling, general and
   administrative expenses     31,028   27,707   23,623   24,908   24,821
  Loss provision*                 --     6,553       --       --       --
                              -------   ------   ------   ------   ------
Earnings from operations       14,479    2,649    3,092    2,188    6,833
Other income                      702    1,122    1,784    2,562    1,700
                              -------   ------   ------   ------   ------
  Earnings before income taxes 15,181    3,771    4,877    4,750    8,533
  Income taxes                  5,962    1,568    2,009    1,953    2,846
                              -------   ------   ------   ------   ------
  Net earnings               $  9,219    2,202    2,868    2,797    5,687
                             ========   ======   ======   ======   ======
  Diluted earnings
   per common share          $   0.69     0.17     0.22     0.21     0.43
                             ========   ======   ======   ======   ======
  Dividends per common share $   0.72     0.72     0.72     0.72     0.72
                             ========   ======   ======   ======   ======


Balance Sheet Data:
  Working capital              25,931   35,426   38,817   44,233   48,559
  Total assets                 86,781   59,973   64,743   70,048   76,758
  Long term debt               18,097        -        -        -        -
  Stockholders' equity         53,181   51,499   58,449   64,864   71,237


   *The 1997 loss provision represents the one-time write-down on the value of the Company's facilities which are available for sale.
           (See Note 1 of Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

1998 COMPARED TO 1997

Revenue for the year ended December 31, 1998 was $102.2 million as compared to $78.9 million in 1997. The increase of $23.3 million, or 30%, was due to increases in clinical laboratory revenue of $11.1 million, insurance services revenue of $7.2 million and SAT revenue of $5.1 million. Clinical laboratory revenue increased from $7.5 million during 1997 to $18.6 million in 1998 primarily due to increased testing volumes. The insurance services segment revenue increased from $62.0 million in 1997 to $69.1 million due to an increase in the total number of insurance applicants tested and an increase in non laboratory services, including SBSI revenue of $1.3 million, partially offset by a 3% decrease in the average revenue per applicant. SAT revenue increased from $9.4 million in 1997 to $14.5 million in 1998 primarily due to a 48% increase in testing volumes.

Cost of sales increased $14.7 million, or 35%, for the year as compared to the prior year. This growth is primarily due to increases in inbound freight, laboratory and kit supplies and payroll expenses due to the larger specimen volume for all three business segments. Insurance segment cost of sales expenses were $32.3 million as compared to $26.7 million during 1997.
Clinical cost of sales expenses were $14.5 million as compared to $8.3 million during 1997. SAT cost of sales expenses were $9.9 million as compared to $7.0 million during 1997. These increases are due to increased testing volumes.

As a result of the above factors, gross profit increased $8.6 million, or 23%, from $36.9 million in 1997 to $45.5 million in 1998. Insurance gross profit increased $1.5 million, or 4%, to $36.9 million in 1998. Clinical gross profit improved $4.9 million from a loss of $0.8 million in 1997 to a gain of $4.1 million in 1998. SAT gross profit increased $2.2 million to $4.5 million in 1998.

Selling, general and administrative expenses increased $3.3 million, or 12%, in 1998 as compared to 1997 primarily due to increases in payroll expenses and bad debt accruals. Clinical overhead expenditures were $10.3 million as compared to $7.5 million in 1997. SAT overhead increased from $3.3 million in 1997 to $4.3 million in 1998. These increases are due to the growth in each segment. The allocation of corporate overhead to the clinical and SAT segments increased to $5.3 million for the year, as compared to $3.3 million in 1997, due to the increased share of total revenue for those segments. Insurance overhead expenditures decreased to $16.3 million as compared to $16.8 million in 1997.

In 1997, the Company recorded a one-time write-down of $6.6 million on the value of the laboratory and administrative buildings in anticipation of their sale. (See Note 1 of Notes to Consolidated Financial Statements.)

Operating income increased from $2.6 million in 1997 to $14.5 million in 1998. The insurance services segment operating income increased $2.1 million to $20.6 million in 1998. The clinical segment had an operating loss of $6.2 million for 1998 as compared to an operating loss of $8.3 million in 1997.
The SAT segment improved from an operating loss of $0.9 million in 1997 to a gain of $0.2 million in 1998.

Other income decreased $0.4 million in 1998 as compared to 1997, primarily due to lower investment income due to less funds available to invest. Average income tax expense was 39.3% of pretax income in 1998 as compared to 41.6% in 1997. The reduction is primarily due to an increase in LabOne's income from U.S. sources taxed at U.S. rates as compared to income taxed at higher foreign rates.

The combined effect of the above factors resulted in net earnings of $9.2 million, or $0.69 per share, in 1998 as compared to $2.2 million, or $0.17 per share, in 1997. Excluding the impact of the write-down in 1997, last year's net earnings would have been $6.1 million, or $0.46 per share.


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

Cost of sales increased $9.3 million, or 28%, for the year as compared to the prior year. This increase is due primarily to increases in payroll, laboratory supplies and kit expenses due to the larger specimen volume for all three business segments. Direct and allocated clinical cost of sales expenses were $8.3 million as compared to $6.5 million during 1996. Direct and allocated SAT cost of sales expenses were $7.0 million as compared to $3.7 million during 1996. These increases are due to increased testing volumes.

As a result of the above factors, gross profit increased $10.2 million, or 38%, from $26.7 million in 1996 to $36.9 million in 1997. Insurance gross profit increased $7.0 million, or 25%, in 1997 as compared to 1996. Clinical gross profit improved $1.8 million from a loss of $2.6 million in 1996 to a loss of $0.8 million in 1997. SAT gross profit increased from $1.0 million in 1996 to $2.4 million in 1997.

Selling, general and administrative expenses increased $4.1 million, or 17%, in 1997 as compared to 1996 due primarily to increases in payroll expenses, travel and amortization expenses. Clinical overhead expenditures were $7.5


                                     PAGE 14
million as compared to$5.4 million in 1996. SAT overhead increased from $2.2 million in 1996 to $3.3 million in 1997. These increases are due to the growth in each segment.

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

The insurance laboratory testing industry continues to be highly competitive. The primary focus of the competition has been on pricing. LabOne continues to maintain its market leadership by providing quality products and services at competitive prices. Management expects that prices may continue to decline during 1999 due to competitive pressures. This trend may have a material impact on earnings from operations.

The total number of insurance applicants tested by LabOne increased 11% in 1998 from the prior year. Approximately 80% of the increase represented oral fluid HIV tested applicants. The number of oral fluid tested applicants are expected to further increase in 1999

Effective October 30, 1998, LabOne acquired Systematic Business Services, Inc.
(SBSI) which is operated as a wholly owned subsidiary of the insurance services division of LabOne. SBSI is a provider of information services to life and health insurers nationwide, and has annual revenues of approximately $7 million. With 148 employees in the Kansas City area, SBSI provides





                                     PAGE 15

telephone inspections, motor vehicle reports, attending physician statements, and claims investigation services to life insurance companies. This addition allows LabOne to expand the services it offers to its insurance industry clients.

In the clinical division, BlueCross BlueShield of Tennessee selected LabOne to provide routine outpatient laboratory testing services for BlueCare members throughout Tennessee effective February 1, 1998. BlueCare is BlueCross BlueShield of Tennessee's plan for Tenncare participants. Approximately 400,000 BlueCare members are currently covered by the program. To date, the Laboratory Benefit Management programs, including BlueCare and the Lab Card Program, have more than 2.3 million lives enrolled. In the fourth quarter, revenue from Lab Card accounts that have been active for more than one year rose 60% over the fourth quarter, 1997.

The Company's new facility was financed through the City of Lenexa, Kansas, with industrial revenue bonds. In conjunction with the bonds, LabOne expects to receive income tax credits through the State of Kansas High Performance Incentive Plan to be applied against state income taxes for up to 10 years, or until the credit is completely used. The amount of the credit is expected to be approximately $4 million, and will lower LabOne's average income tax rate for the duration of the credit.




































                                     PAGE 16


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

LabOne's working capital position declined from $35.4 million at December 31, 1997, to $25.9 million at December 31, 1998. This decrease is primarily due to dividends paid and capital additions, including building payments, in excess of bond proceeds and cash provided by operations. Net cash provided by operations increased from $8.1 million in 1997 to $9.0 million in 1998.

During 1998, LabOne paid quarterly dividends of $0.18 per common share. The Board of Directors reviews this policy on a periodic basis. The total amount of dividends paid during 1998 was $0.72 per share, or $9.5 million, which was $0.5 million in excess of net cash provided by operations. There are no restrictions that would limit the Company's ability to make future dividend payments.

During 1998, the Company invested $28.5 million in additional property, plant and equipment, as compared to $11.5 million in 1997 and $3.2 million in 1996. Of the amount spent in 1998, approximately $21.6 million was for construction the Company's new facility, and $3.0 net cash was used in the purchase of SBSI. The 1997 amount included land purchased related to the new facility and the GIB Laboratories acquisition. Future capital asset purchases are expected to be approximately $4 million to $5 million annually.

The Company had no short-term borrowings during 1998. Management expects to be able to fund operations and future dividend payments, from a combination of cash flow from operations, cash reserves, building sales and short-term borrowings. Interest on the industrial revenue bonds issued to finance the construction of the Company's new facility is based on a taxable seven day variable rate which, including letter of credit and remarketing fees, is approximately 5.8% as of March 1, 1999. The bonds mature over 11 years in increments of $1.85 million per year plus interest. Total cash and investments at December 31, 1998, were $10.2 million, as compared to $19.5 million at December 31, 1997.


YEAR 2000
---------

LabOne is actively addressing Year 2000 computer concerns. The company has established an oversight committee which includes management from all parts of the Company and meets periodically to review progress. The Company's laboratory operating systems and its business processing systems were completely rewritten as of 1991 and were brought into compliance with Year 2000 date standards at that time. Non-IT systems, which include security systems, time clocks and heating and cooling systems, have been replaced with certified compliant systems as part of construction of the new facility. Ongoing remediation efforts include regularly scheduled software upgrades and replacement of personal computers and associated equipment. The Company expects to complete all remaining internal Year 2000 objectives by the end of the second quarter, 1999.






                                     PAGE 17
LabOne is assessing the Year 2000 preparation and contingency plans of the Company's clients and vendors. LabOne has material relationships and dependencies with its primary telecommunications provider, Sprint Corp., its inbound shipping provider, Airborne Express, and municipal services providers. In the event of a service interruption, the Company has the ability to switch telecommunications services to AT&T at any time, and maintains backup electrical generators capable of meeting its electrical needs. LabOne currently tracks and controls routing of its inbound specimens and can use USPS, airlines and other common carriers or express delivery services in the event of delivery problems with Airborne Express. The Company currently maintains approximately an eight week supply of most laboratory supplies, and does not expect significant problems in obtaining supplies. The Company continues to review the Year 2000 plans of these providers, and does not currently expect significant problems in these areas; however, there can be no assurance that the systems of clients and vendors will be converted to address Year 2000 problems in a timely and effective manner or that such conversions will be compatible with the Company's computer systems.

Resources dedicated to the remaining effort are expected to cost less than $0.3 million and are not considered a material expense to the Company. These efforts have not caused delay to the Company's other ongoing information systems projects. LabOne has not hired any outside consultants or other independent validation provider at this time, and does not expect to do so.

There can be no assurance that the Company's adjustments to its computer systems will completely eliminate all Year 2000 problems. Failure to properly address the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A foreign currency risk exposure exists due to billing Canadian subsidiary revenue in Canadian dollars and the direct laboratory expenses associated with this revenue being incurred in US dollars. This exposure is not considered to be material. Any future material Canadian currency fluctuations against the US$ could result in a decision to hedge future foreign currency cash flows, or to increase Canadian prices.

An interest rate risk exposure exists due to LabOne's liability of $20 million in industrial revenue bonds. The interest expense incurred on these bonds is based on a taxable seven day variable rate, which including letter of credit and remarketing fees, is approximately 5.8% as of March 1, 1999. This exposure is not considered material. Any future increase in interest rates would result in additional interest expense and could result in a decision to enter into a long-term interest rate swap transaction.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See ITEM 14.(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                     PAGE 18
                                    PART III
                                    --------


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The directors and executive officers of LabOne as of March 26, 1999 are as follows:


Name                         Age                    Position
----                         ---                    --------

W. Thomas Grant II            48        Chairman of the Board of Directors,
                                        President, Chief Executive Officer
                                        and Director
Gregg R. Sadler, FSA          48        Executive Vice President-
                                        Administration, President -
                                        Insurance Laboratory Division,
                                        Secretary and Director
Robert D. Thompson            37        Executive Vice President, Chief
                                        Operating Officer,
                                        Chief Financial Officer and Director
Roger K. Betts                56        Executive Vice President - Sales -
                                        Insurance Laboratory Division
Thomas J. Hespe               42        Executive Vice President - Sales and
                                        Marketing and Director
Carl W. Ludvigsen, Jr.        46        Executive Vice President - Corporate
 M.D., Ph.D., J.D.,                     Development and Chief Medical Officer
 FCAP, FCLM
Michael A. Peat, Ph.D.        51        Executive Vice President - Toxicology
Thomas H. Bienvenu II         49        Executive Vice President - Information
                                        Systems and Technology
Judith A. VonFeldt            52        Executive Vice President - Human
                                        Resource
Kurt E. Gruenbacher,          39        Vice President - Finance, Chief
 CPA, CMA, CFM                          Accounting Officer and Treasurer
Joseph H. Brewer, M.D.        47        Director
William D. Grant              82        Director
Richard A. Rifkind, M.D.      68        Director
Richard S. Schweiker          72        Director
James R. Seward               46        Director
John E. Walker                60        Director
R.  Dennis Wright, Esq.        56        Director














                                     PAGE 19
     The terms of office of the directors of LabOne will expire upon the election of their successors at the 1999 Annual Meeting of Stockholders. Executive officers serve at the pleasure of the Board of Directors.

     Mr. W. Thomas Grant II has been a director of LabOne since 1983. Mr. Grant was appointed Chairman of the Board of Directors, President and Chief Executive Officer of LabOne in October 1995. He served as Chairman of the Board of Lab Holdings, Inc. from May 1993 to September 1997. Mr. Grant is also a director of Commerce Bancshares, Inc., Kansas City Power & Light Company, Response Oncology, Inc., AMC Entertainment, Inc. He is the son of
W. D. Grant.

     Mr. Sadler has been a director of LabOne since 1985. Mr. Sadler was appointed President-Insurance Laboratory Division in 1994 and Executive Vice President Administration in 1993. Mr. Sadler has served as Secretary since 1988.

     Mr. Thompson has been a director of LabOne since 1995. Mr. Thompson was appointed Chief Operating Officer in May 1997 and Executive Vice President - Finance and Chief Financial Officer in December 1993. He served as Treasurer from December 1993 to November 1997, and served as Vice President-Business Development Planning from August 1993 to December 1993.

     Mr. Betts was appointed Executive Vice President - Sales-Insurance Laboratory Division in 1994. From 1993 to 1994, Mr. Betts served as Senior Vice President - Sales of the Insurance Laboratory Division.

     Mr. Hespe has been a director of LabOne since 1995. Mr. Hespe was appointed Executive Vice President - Sales and Marketing in 1995. From 1990 to 1995, Mr. Hespe served as Executive Vice President Sales and Marketing of Allscrips Pharmaceuticals, Vernon Hills, Illinois, a distributor of managed care pharmaceutical products and services with annual revenues of approximately $70 million. Mr. Hespe's responsibilities with Allscrips included developing strategies for market expansion and developing business with managed care organizations, including hospitals, physicians, HMO organizations, third party administrators, consulting firms, self-insured employers and insurance companies.

     Dr. Ludvigsen has served as Executive Vice President - Corporate Development and Chief Medical Officer since December 1996. He served as Executive Vice President - Operations and Chief Operating Officer from December 1993 to November 1996.

     Dr. Peat was appointed Executive Vice President - Toxicology in May 1996. Dr. Peat served as Senior Vice President - Toxicology from 1994 to 1996. Prior to joining LabOne in 1994, Dr. Peat was Vice President of Toxicology of Roche Biomedical Laboratories, Inc., Research Triangle Park, North Carolina.

     Mr. Bienvenu was appointed Executive Vice President - Information Systems and Technology in May 1997. Mr. Bienvenu served as Senior Vice President - Information Systems and Technology from 1994 to 1997. He served as Vice President - Marketing Information Technology from October 1994 to December 1994. Prior to October 1994, he served as Director of Marketing Information Technology.

     Ms. VonFeldt has served as Executive Vice President - Human Resources since August 1998. She served as Senior Vice President - Human Resources from May 1997 to August 1998.

                                     PAGE 20

     Mr. Gruenbacher was appointed Treasurer in November 1997. He was appointed Vice President - Finance and Chief Accounting Officer in May 1995. Mr. Gruenbacher served as Corporate Controller from 1994 to 1995, and Director, Financial Analysis and Budgets from 1993 to 1994.

     Dr. Brewer has been a director of LabOne since 1988. During the past five years, Dr. Brewer has been an Infectious Disease Specialist at St. Luke's Hospital, Kansas City, Missouri and an Assistant Clinical Professor of Medicine at the University of Missouri - Kansas City.

     Mr. William D. Grant has been a director of LabOne since 1989. Mr. Grant is retired. From August 1990 to December 1997, he served as a consultant to Lab Holdings, Inc. Mr. Grant also served as Chairman Emeritus of Lab Holdings, Inc. from May 1993 to September 1997 and served as Chairman of the Board of Lab Holdings, Inc. prior to May 1993. He is the father of W. Thomas Grant II.

     Dr. Rifkind has been a director of LabOne since 1987. Dr. Rifkind has been Chairman of the Sloan-Kettering Institute, New York, New York, a medical research institution, during the past five years.

     Mr. Schweiker has been a director of LabOne since 1995. Mr. Schweiker has been retired for the past five years. Prior to his retirement, Mr. Schweiker served as President of the American Council of Life Insurance, Washington, D.C., a life insurance trade association. Mr. Schweiker is also a director of Tenet Healthcare Corporation.

     Mr. Seward has been a director of LabOne since 1995. Mr. Seward has been self-employed as an investment adviser and consultant since August 1998. From December 1996 to August 1998, Mr. Seward served as President, Chief Executive Officer and a director of SLH Corporation, Shawnee Mission, Kansas, an asset management company. SLH Corporation was a wholly-owned subsidiary of Lab Holdings, Inc. prior to its spin-off in March 1997. He was Executive Vice President of Lab Holdings, Inc. from 1993-1997 and served as its Chief Financial Officer from 1990-1997. Mr. Seward is also a director of Response Oncology, Inc. and Syntroleum Corporation and Concorde Career Colleges.

     Mr. Walker has been a director of LabOne since 1984. Mr. Walker retired as Managing Director - Reinsurance of Business Men's Assurance Company of America in 1996. Mr. Walker served as Vice Chairman of the Board of Directors of LabOne prior to 1994.

     Mr. Wright has been a director of LabOne since 1987. Mr. Wright has been a partner in the law firm of Morrison & Hecker L.L.P., Kansas City, Missouri, since September 1998. Mr. Wright was a member of Hillix, Brewer, Hoffhaus, Whittaker & Wright, L.L.C., Kansas City, Missouri and Chairman of its Executive Committee prior to its merger with Morrison & Hecker, L.L.P. in September 1998. Morrison & Hecker, L.L.P. is general counsel to LabOne.










                                     PAGE 21
Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and beneficial owners of more than ten percent of the Common Stock of LabOne to file reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission and to provide copies to LabOne. Based solely upon a review of the copies of such reports provided to LabOne and written representations from directors and executive officers, LabOne believes that all applicable Section 16(a) filing requirements for 1998 have been met, except with respect to one late Form 5 filing by W. D. Grant. Mr. Grant initially filed a Form 5 for the 1998 fiscal year in a timely manner, but the Form 5 omitted a transaction required to be reported therein. Upon discovery of the omission, Mr. Grant filed a corrected Form 5 approximately eight days late.












































                                     PAGE 22
ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table provides certain summary information concerning compensation paid or accrued by LabOne to or on behalf of (i) the person who served as its chief executive officer during 1998 and (ii) the four most highly compensated executive officers other than the chief executive officer serving as of December 31, 1998, for services rendered in all capacities to LabOne and its subsidiaries for each of the last three completed fiscal years.

                                                            Long-Term
                                 Annual Compensation      Compensation
                                   -------------------     ------------
Name and               Fiscal                           Stock Option Shares       All Other
Principal Position      Year    Salary ($)  Bonus ($)      Granted (#)       Compensation ($) (1)
-----------------      ----    ----------  ---------      -----------        --------------------
W. Thomas Grant II     1998     164,769     107,261            -0-                21,670
Chairman of the        1997      86,019     131,173          75,000                9,922
Board of Directors,    1996       -0-         -0-              -0-                  -0-
President and Chief
Executive Officer
Robert D. Thompson     1998     217,627     157,261            -0-                16,696
Executive Vice Presi-  1997     209,900     131,173            -0-                16,856
dent, Chief Operating  1996     209,277      75,000            -0-                17,086
Officer and Chief
Financial Officer
Carl W. Ludvigsen,Jr.  1998     239,781      42,661            -0-                21,670
Executive Vice Presi-  1997     230,900     131,173            -0-                21,470
dent-Corporate Devel-  1996     230,277      25,000            -0-                20,634
opment and Chief
Medical Officer
Thomas J. Hespe        1998     165,704     107,261           -0-                 21,371
Executive Vice Presi-  1997     159,900     131,173           -0-                 21,470
dent-Sales and         1996     159,277      50,000           -0-                 20,490
Marketing
Gregg R. Sadler        1998     165,704     107,261           -0-                 21,670
Executive Vice Presi-  1997     156,900     131,173           -0-                 21,865
dent-Administration    1996     150,277      50,000           -0-                 20,923
and Secretary and
President-Insurance
Laboratory Division


 (1) The amounts shown in this column for 1998 consist of (a) contributions by LabOne to the account of each of the named executive officers under LabOne's defined contribution pension plan in the amount of $16,421; (b) 50% matching contributions by LabOne under LabOne's profit-sharing 401(k) plan in the amount of $4,526 to the accounts of each of Messrs. Grant, Ludvigsen, Hespe and Sadler; and (c) insurance premium payments by LabOne with respect to group term life insurance in the amounts of $723 for the benefit of each of Messrs. Grant, Ludvigsen and Sadler, $274 for the benefit of Mr. Thompson and $424 for the benefit of Mr. Hespe.

Aggregate Option Exercises and December 31, 1998 Option Value Table

     The following table provides certain information concerning the exercise of stock options during 1998 by each of the named executive officers and the number and value of unexercised options held by such persons on December 31, 1998.

                                      Number of
                                      Shares                 Value of
                                      Underlying             Unexercised
                                      Unexercised            In-the-Money
                                      Options on             Options on
                                      December 31, 1998 (#)  December 31, 1998($)

              Shares                  Options    Options     Options    Options
              Acquired on   Value     Exercis-   Unexer-     Exercis-   Unexer-
Name          Exercise (#)  Realized  able       cisable     able       cisable
              ------------  --------  ----       -------     ----       -------
W. Thomas      0             0        42,431     60,000      $ 84,007        $0
Grant II

Robert D.      0             0       122,000     28,000      $ 39,375   $26,250
Thompson

Carl W. .      0             0        81,000      8,000      $ 82,873   $10,000
Ludvigsen, Jr.

Thomas J.      0             0        60,000     40,000      $ 78,750   $52,500
Hespe
Gregg R.       0             0        90,400      9,600      $144,019        $0
Sadler


Compensation of Directors

     Directors who are not employees of LabOne receive an annual retainer fee of $5,000 in cash and a grant of a number of shares of common stock of LabOne having a value equal to $10,000, plus $500 for each Board and Committee meeting attended and reimbursement for reasonable expenses in attending meetings.

     Richard S. Schweiker, a Director of LabOne, has agreed to attend national meetings of insurance underwriters on LabOne's behalf and to make selected contacts in furtherance of LabOne's business, for which services LabOne will pay Mr. Schweiker additional fees of $30,000 annually.

Employment Agreements

     LabOne has Employment Agreements with Robert D. Thompson, Carl W. Ludvigsen Jr., Gregg R. Sadler and Thomas J. Hespe. Dr. Ludvigsen's Agreement provides for his employment for a two-year term ending in November 1998 and renewable annually thereafter for successive one-year terms unless LabOne elects not to extend the Agreement. Messrs. Thompson's and Sadler's Agreements are renewable annually for one-year terms unless LabOne elects not to extend them and Mr. Hespe's Agreement is terminable by LabOne on thirty days' notice. The annual base salaries provided under the Agreements are $200,900 to Mr. Thompson, $230,900 to Dr. Ludvigsen,$150,900 to Mr. Sadler and $150,900 to Mr. Hespe. In the event that LabOne terminates Messrs. Thompson, Ludvigsen or Sadler without cause (as defined in the Agreements), LabOne will pay the terminated officer a lump sum severance payment equal to his base salary for the balance of the term of the Agreement, plus 50% of one year's annual base salary. If LabOne terminates Mr. Hespe without cause, LabOne will pay Mr. Hespe a severance payment equal to one year's base salary. If a change of control of LabOne (as defined in the Agreements) occurs at any time during which the executive officer is in LabOne's full-time employment, and within one year after such a change in control the executive officer's employment is terminated for any reason other than permanent disability, death or normal retirement, LabOne will pay the officer as termination compensation a lump sum amount equal to three times the officer's average annual compensation for the most recent five taxable years(subject to certain limitations prescribed in the Internal Revenue Code) and any remaining term of the officer's Agreement shall be canceled. The proposed merger of LabOne with and into Lab Holdings, Inc. does not constitute a change of control of LabOne within the meaning of the Agreements. Under each Agreement, the executive officer agrees not to compete with LabOne for a period of two years after the termination of his employment with LabOne.


Compensation Committee Interlocks and Insider Participation

     Mr. W. Thomas Grant II was a member of the Compensation Committee of the Board of directors of LabOne until his resignation from the Committee on February 14, 1998. Mr. Grant is Chairman of the Board of Directors, President and Chief Executive Officer of LabOne.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table shows as of March 26, 1999, the total number of shares of common stock of LabOne beneficially owned by persons known to be beneficial owners of more than 5% of the outstanding stock of LabOne.

                                                      Percentage of
                              Shares Of LabOne        Outstanding Shares
                              Beneficially owned      Of LabOne Owned
Beneficial Owner              March 26, 1999(1)       March 26, 1999
----------------              -----------------       --------------

Lab Holdings, Inc.            10,712,200              80.5%
5000 West 95th Street
Shawnee Mission, KS 66207

(1) Lab Holdings, Inc. has sole voting and investment power with respect to the shares listed.

                         SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows as of March 26, 1999, for each director of LabOne, each of the executive officers of LabOne named in the Summary Compensation Table in Item 11 hereof and all directors and executive officers of LabOne as a group, the total number of shares of common stock of LabOne and of Lab Holdings, Inc. beneficially owned by such persons.

                                         Percentage of                 Percentage of
                                          Outstanding                  Outstanding
                          Shares of        Shares of   Shares of Lab  Shares of Lab
                            LabOne          LabOne       Holdings       Holdings
                         Beneficially   Beneficially   Beneficially   Beneficially
Beneficial Owner         Owned (1),(2)     Owned (3)     Owned (1)      Owned (3)
----------------         -------------     ---------     ---------      ---------
Joseph H. Brewer, M.D.      27,195             *                0           *
William D. Grant            38,695 (4)         *        1,086,647(5)      16.7%
W. Thomas Grant II          81,596 (7)         *          138,089(6)       2.1%
Thomas J. Hespe             60,831 (7)         *                0           *
Carl W. Ludvigsen, Jr.,     83,313 (7)         *                0           *
M.D.
Richard A. Rifkind, M.D     27,098             *                0           *
Gregg R. Sadler            102,993 (7)         *              266           *
Richard S. Schweiker        19,978             *                0           *
James R. Seward             22,156 (4)         *                0           *
Robert D. Thompson         127,949 (7)         *                0           *
John E. Walker              27,195 (8)         *            6,099(8)        *
R. Dennis Wright, Esq.      24,378             *                0           *
All directors and          817,198 (7)        5.8%      1,231,101         19.0%
executive officers of
LabOne as a group
(17 persons)

Less than 1% of outstanding shares

-----------------------------------------
(1) Unless otherwise indicated, each person has sole voting and investment power with respect to the shares listed.

(2) Includes the following numbers of shares of LabOne Common Stock which such persons have the right to acquire within 60 days pursuant to options granted under the LabOne Long-Term Incentive Plan: Joseph H. Brewer, 22,000 shares; William D. Grant, 22,000 shares; W. Thomas Grant II, 57,431 shares; Thomas J. Hespe, 60,000 shares; Carl W. Ludvigsen, Jr., 81,000 shares; Richard A. Rifkind, 22,000 shares; Gregg R. Sadler, 95,200 shares; Richard S. Schweiker, 17,600 shares; James R. Seward, 17,600 shares; Robert D. Thompson, 126,000 shares; John E. Walker, 22,000 shares; R. Dennis Wright, 22,000 shares; and all directors and executive officers as a group, 719,831 shares.

(3) For purposes of determining the percentage ownership of each beneficial owner, the outstanding shares of the respective corporation include shares that the beneficial owner has the right to acquire within 60 days pursuant to options granted to such beneficial owner.

(4) Does not include 10,712,200 shares of LabOne Common Stock owned by Lab Holdings, Inc. (see "Security Ownership of Certain Beneficial Owners of LabOne" above). Mr. William D. Grant disclaims beneficial ownership of the shares of LabOne Common Stock owned by Lab Holdings, Inc.

(5) Includes 403,441 shares of Lab Holdings Common Stock held by 3 family trusts for which William D. Grant serves as a co-trustee with UMB Bank, N.A., and in that capacity shares voting and investment power and 28,916 shares owned by the wife of William D. Grant, as to which he disclaims beneficial ownership.

(6) Includes 22,442 shares of Lab Holdings Common Stock held by W. Thomas Grant II as custodian for his children, 45,000 shares held in a family trust for which W. Thomas Grant II serves as a co-trustee with Laura Gamble and in that capacity shares voting and investment power, 12,480 shares owned by the wife of W. Thomas Grant II, as to which he disclaims beneficial ownership.

(7) Includes the following numbers of shares of LabOne Common Stock held in individually directed accounts of the named persons under LabOne's 401(k) profit-sharing plan, as to which each of such persons has sole investment power only: W. Thomas Grant II, 22,365 shares; Thomas J. Hespe, 831 shares; Carl W. Ludvigsen, Jr., 2,313 shares; Gregg R. Sadler, 5,793 shares; Robert D. Thompson, 1,949 shares; and all directors and executive officers as a group, 50,872 shares.

(8) All of Mr. Walker's shares are owned by a revocable trust for Mr. Walker's wife, as to which he disclaims beneficial ownership.













                                     PAGE 27
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    RELATIONSHIP WITH LAB HOLDINGS, INC.

     As of March 26, 1999, Lab Holdings, Inc. beneficially owned 10,712,200 shares, or 80.5%, of the outstanding common stock of LabOne. Lab Holdings, Inc., by virtue of its ownership of a majority of LabOne's common stock, has control of LabOne and is able to elect all of the members of LabOne's Board of Directors. LabOne operates independently of Lab Holdings, Inc., with the officers of LabOne having direct responsibility for all of LabOne's management and operations.

     Lab Holdings, Inc. and LabOne are parties to a Transition Agreement (Transition Agreement) pursuant to which they have agreed to an allocation of certain corporate opportunities and to mutual indemnification for certain liabilities and expenses. Under the Transition Agreement, so long as Lab Holdings, Inc., directly or indirectly, owns at least 20% of the outstanding voting shares of LabOne, Lab Holdings, Inc. agrees to refer to LabOne any product, service, idea or other corporate opportunity that is within the scope of LabOne's business. For purposes of this Agreement, LabOne's business is defined as providing laboratory testing services for the insurance and health care industry and the development and implementation of data processing and communications facilities for receiving test-related instructions from clients, for conducting laboratory operations and for the collection, use, storage, retrieval and transmission of test results data by both LabOne and its clients.

     In the event that a majority of the independent, disinterested Directors of LabOne informs Lab Holdings, Inc. that LabOne does not intend to pursue, or LabOne within a reasonable time fails to pursue, the consideration and development of any product, service, idea or other business opportunity referred to it by Lab Holdings, Inc., Lab Holdings, Inc. is entitled under the Transition Agreement to consider and develop the product, service, idea or business opportunity for its own benefit. Under the Agreement, LabOne also agrees to indemnify and hold harmless Lab Holdings, Inc., and any controlling person of Lab Holdings, Inc., with respect to certain civil liabilities, including any and all claims, losses, damages, liabilities, costs and expenses that arise from or are based on operations of LabOne. Similarly, Lab Holdings, Inc. agrees to indemnify and hold harmless LabOne and any controlling person of LabOne (other than Lab Holdings, Inc.), with respect to certain civil liabilities, including any and all claims, losses, damages, liabilities, costs and expenses that arise from or are based on the operations of Lab Holdings, Inc. (other than the business of LabOne).
















                                     PAGE 28
                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) and (2) -- The following consolidated financial statements and schedule are attached as a separate section of this report entitled "Consolidated Financial Statements and Schedule":

     INDEPENDENT AUDITORS' REPORT
CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheets, December 31, 1998, and 1997
     Consolidated Statements of Earnings, Years Ended
          December 31, 1998, 1997, and 1996
     Consolidated Statements of Stockholders' Equity,
          Years Ended December 31, 1998, 1997, and 1996
     Consolidated Statements of Cash Flows, Years Ended
          December 31, 1998, 1997, and 1996
     Notes to Consolidated Financial Statements

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

     A Form 8-K current report dated March 8, 1999, was filed with the Commission reporting under Other Events that LabOne and Lab Holdings, Inc. had entered into an agreement to merge the two companies.

(c)  Exhibits required by Item 601 of Regulation S-K
     (Exhibits follow the Schedule):















                                      PAGE 29
                                                                          Page
                                                                          ----
3.1*  Articles of Incorporation - attached as Exhibit (3) to the
      Registrant's Form 10-K Annual Report dated March 28, 1988.

3.2* Certificate of Amendment of Articles of Incorporation - attached as Exhibit (3.2) to the Registrant's Form 10-K Annual Report dated March 14, 1994.

3.3*  Bylaws - attached as Exhibit (3) to the Registrant's Form
      10-K Annual Report dated March 28, 1988.

4.1* Trust Indenture dated as of September 1, 1998, between the City of Lenexa, Kansas and Intrust Bank, N.A. related to the issuance of Taxable Industrial Revenue Bonds for the LabOne, Inc. Facility Project - attached as Exhibit (4.1) to the
      Registrant's Quarterly Report on Form 10-Q dated November 13, 1998.

4.2* Lease Agreement dated as of September 1, 1998, between the City of Lenexa, Kansas and LabOne, Inc. related to the Trust Indenture - attached as Exhibit (4.2) to the Registrant's Quarterly Report on Form 10-Q dated November 13, 1998.

4.3* Reimbursement Agreement dated as of September 1, 1998, between LabOne, Inc. and Commerce Bank, N.A. - attached as Exhibit
      (4.3) to the Registrant's Quarterly Report on Form 10-Q dated November 13, 1998.

4.4* Warrant to Purchase Shares of Common Stock of LabOne, Inc., issued to National Support Services, Inc.,- attached as Exhibit (4) to the Registrant's Quarterly Report on Form 10-Q dated
      May 13, 1998.

4.5   Warrant to Purchase Shares of Common Stock of LabOne, Inc.,
      issued to USA Managed Care Organization.                              57

10.1* Registrant's 1997 Long Term Incentive Plan - attached as Exhibit (10.1) to the Registrant's Quarterly Report on Form 10-Q dated August 12, 1998. **

10.2* Form of Stock Option Agreement pursuant to the LabOne
      1997 Long-Term Incentive Plan.- attached as Exhibit (10.2) to the Registrant's Quarterly Report on Form 10-Q dated
      August 12, 1998. **

10.3  Registrant's Annual Incentive Plan. **                                65

10.4* Registrant's Stock Plan for nonemployee directors - attached as Exhibit (A) to the Registrant's Proxy Statement dated April 10, 1992. ***

10.5  Form of Indemnification Agreement between the Registrant
      and its directors dated February 12, 1999.                            66

10.6* Form of Employment Agreement between the Registrant and its executive officers and certain key employees - attached as Exhibit (10) to the Registrant's Form 10-K Annual Report dated March 28, 1988. **

                                         PAGE 30
                                                                          Page
                                                                          ----


10.7* Amended Employment Agreement between the Registrant and
      Robert D. Thompson- attached as Exhibit (10.11) to the
      Registrant's Form 10-K Annual Report dated March 21, 1996. **

10.8* Employment Agreement between the Registrant and
      Gregg R. Sadler - attached as Exhibit (10.14) to the
      Registrant's Form 10-K Annual Report dated March 14, 1994. **

10.9* Amendment to Employment Agreement between the Registrant and Gregg R. Sadler- attached as Exhibit (10.13) to the Registrant's Form 10-K Annual Report dated March 21, 1996. **

10.10*Employment Agreement between the Registrant and Thomas J. Hespe- attached as Exhibit (10.14) to the
      Registrant's Form 10-K Annual Report dated March 21, 1996. **

10.11*Amended Employment Agreement between the Registrant and Carl W. Ludvigsen, Jr. - attached as Exhibit (10.15) to the Registrant's Form 10-K Annual Report dated March 7, 1997. **

10.12*Employment Agreement between the Registrant and Robert F. Thompson - attached as Exhibit (10.17) to the
      Registrant's Form 10-K Annual Report dated March 23, 1995. **

10.13*Form of Amendment to Employment Agreement between
      the Registrant and Robert F. Thompson - attached as Exhibit
     (10.18) to the Registrant's Form 10-K Annual Report dated
      March 23, 1995. **

10.14*Registrant's Long Term Incentive Plan as amended - attached as Exhibit the Registrant's Form 10-K Annual Report dated
      March 19, 1992. **

10.15*Amendment to paragraphs 6 (d) and 24 (d) of the Registrant's
      Long Term Incentive Plan - attached as Exhibit (10.2) to the Registrant's Form 10-K Annual Report dated March 14, 1994. **

10.16*Amendment to paragraph 3 of the Registrant's Long Term
      Incentive Plan - attached as Exhibit (10.3) to the Registrant's Form 10-K Annual Report dated March 14, 1994. **

10.17*Amendment to paragraph 3 of the Registrant's Long Term Incentive
      Plan - attached as Exhibit (10.4) to the Registrant's Form
      10-K Annual Report dated March 21, 1996. **

10.18*Amendment to paragraph 2(a) of the Registrant's Long Term
      Incentive Plan- attached as Exhibit (10.5) to the Registrant's Form 10-K Annual Report dated March 23, 1998. **

11. Statement regarding computation of per share earnings - see Note 1 of Notes to Consolidated Financial
      Statements, "Earnings Per Share."



                                    PAGE 31
                                                                          Page
                                                                          ----

21. Subsidiaries of Registrant - see Note 1 of Notes to Consolidated Financial Statements, "Principles of
      Consolidation and Basis of Presentation."

24.   Powers of Attorney.                                                   79

27. Financial Data Schedule - as submitted electronically by the Registrant in conjunction with this 1998
      Form 10-K.

99.   Cautionary Statement under the Safe Harbor
      Provisions of the Private Securities Litigation
      Reform Act of 1995                                                    80

         * Incorporated by reference pursuant to Rule 12b-23
        ** Management Compensatory Plan
       *** Non-Management Director Compensatory Plan

These exhibits may be obtained by stockholders of Registrant upon written request to LabOne, Inc., 10101 Renner Blvd., Lenexa, KS 66219.

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
LabOne, Inc.

By:     /s/ Robert D. Thompson                 By:     /s/ Kurt E. Gruenbacher
        ----------------------                         -----------------------
        Robert D. Thompson                             Kurt E. Gruenbacher
Title:  Executive V.P., Chief                  Title:  V.P. Finance, CAO
        Operating Officer and                          and Treasurer
        Chief Financial Officer
Date:   March 30, 1999                         Date:   March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on March 30, 1999 in the capacities indicated.

By:     /s/ W. Thomas Grant II.                By:     /s/ Robert D. Thompson
        ----------------------                         ----------------------
        W. Thomas Grant II.                            Robert D. Thompson
Title:  Chairman of the Board, President.      Title:  Executive V.P. , Chief
        and Chief Executive Officer                    Operating Officer and
                                                       Chief Financial Officer

By:     /s/ Gregg R. Sadler .                  By:     /s/ Thomas J. Hespe
        -------------------                            -------------------
        Gregg R. Sadler..                              Thomas J. Hespe
Title:  Executive V.P. Administration,         Title:  Executive V.P. Sales
        Secretary and Director.                        and Director

By:     /s/ Kurt E. Gruenbacher                By:     */s/ Joseph H. Brewer
        -----------------------                        ---------------------
        Kurt E. Gruenbacher..                          Joseph H. Brewer
Title:  V.P. Finance, CAO and Treasurer        Title:  Director

By:     */s/ William D. Grant                  By:.    */s/ Richard A Rifkind
        ---------------------                          ----------------------
        William D. Grant.                              Richard A. Rifkind
Title:  Director                               Title:  Director

By:     */s/ Richard S. Schweiker.             By:     */s/ James R. Seward
        -------------------------                      --------------------
        Richard S. Schweiker..                         James R. Seward
Title:  Director.                              Title:  Director

By:     */s/ John E. Walker                    By:     */s/ R. Dennis Wright
        -------------------                            ---------------------
        John E. Walker                                 R. Dennis Wright
Title:  Director                               Title:  Director

 ..                                             *By:    /s/ Gregg R. Sadler
                                                       -------------------
                                                       Gregg R. Sadler
                                                       Attorney-in-fact

                           LABONE, INC. AND SUBSIDIARIES

                   Consolidated Financial Statements and Schedule

                         December 31, 1998, 1997 and 1996

                     (With Independent Auditors' Report Thereon)

                          LABONE, INC. AND SUBSIDIARIES

                                Table of Contents

                                                                        Page

Independent Auditors' Report                                              36

Consolidated Financial Statements:

       Consolidated Balance Sheets, December 31, 1998
          and 1997                                                        37

       Consolidated Statements of Earnings, Years ended
          December 31, 1998,1997 and 1996                                 39

       Consolidated Statements of Stockholders' Equity,
          Years ended December 31, 1998, 1997 and 1996                    40

       Consolidated Statements of Cash Flows, Years
          ended December 31, 1998, 1997 and 1996                          41

       Notes to Consolidated Financial Statements                         43

Schedule:
       Schedule II - Valuation and Qualifying Accounts                    56

Independent Auditors' Report


The Board of Directors
LabOne, Inc.:


We have audited the accompanying consolidated balance sheets of LabOne, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LabOne, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Kansas City, Missouri
January 29, 1999, except as to
note 12, which is as of March 8, 1999




                                     PAGE 36
                        LABONE, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                          December 31, 1998 and 1997


                        Assets                        1998            1997
                                                  ------------    ------------

Current assets:
     Cash and cash equivalents                    $ 10,177,740      18,284,672
     Short-term investments (note 1)                      -          1,204,638
     Accounts receivable, net of allowance
       for doubtful accounts of $2,326,716 in
       1998 and $968,295 in 1997                    18,735,984      12,604,687
     Income taxes receivable                           282,229         508,704
     Inventories                                     1,798,481       2,203,471
     Real estate available-for-sale (note 1)         3,515,000       3,515,000
     Prepaid expenses and other current assets       2,504,768       2,279,619
     Deferred income taxes (note 5)                  3,972,575       3,299,387
                                                   -----------     -----------
          Total current assets                      40,986,777      43,900,178

Property, plant, and equipment:
     Land                                            2,379,334       2,379,334
     Laboratory equipment                           18,101,286      19,044,329
     Data processing equipment and software         18,878,942      17,130,254
     Office and transportation equipment             5,787,762       4,909,970
     Leasehold improvements                            700,842         492,684
     Construction in progress                       27,067,631            -
                                                   -----------     -----------
                                                    72,915,797      43,956,571

     Less accumulated depreciation                  35,983,169      33,515,280
                                                   -----------     -----------
          Net property, plant, and equipment        36,932,628      10,441,291
                                                   -----------     -----------
Other assets:
     Intangible assets, net of
       accumulated amortization (note 2)             8,469,322       5,229,708
     Bond issue costs, net of accumulated
       amortization of $5,823                          186,324            -
     Deferred income taxes - noncurrent (note 5)          -            321,799
     Deposits and miscellaneous                        206,127          80,497
                                                   -----------     -----------
          Total assets                            $ 86,781,178      59,973,473
                                                   ===========     ===========

                                                                   (Continued)




          See accompanying notes to consolidated financial statements.




                                     PAGE 37
                        LABONE, INC. AND SUBSIDIARIES

                    Consolidated Balance Sheets, Continued

                          December 31, 1998 and 1997


         Liabilities and Stockholders' Equity         1998            1997
                                                  ------------    ------------

Current liabilities:
     Accounts payable                              $ 4,353,733      3,326,451
     Retainage and construction accounts payable     3,809,193           -
     Accrued payroll and benefits                    4,148,593      4,530,235
     Other accrued expenses                            610,315        423,396
     Other current liabilities                         274,198        194,148
     Current portion of long-term debt (note 4)      1,860,168           -
                                                   -----------    -----------
          Total current liabilities                 15,056,200      8,474,230

Deferred income taxes (note 5)                         446,745           -
Long-term debt (note 4)                             18,097,308           -
                                                   -----------    -----------
          Total liabilities                         33,600,253      8,474,230
                                                   -----------    -----------

Commitments and Contingencies

Stockholders' equity:
     Preferred stock, $0.01 par value per
       share; 1,000,000 shares authorized,
       none issued                                        -              -
     Common stock, $0.01 par value per
       share; 40,000,000 shares authorized,
       15,000,000 shares issued (note 7)               150,000        150,000
     Additional paid-in capital                     14,099,066     13,723,250
     Accumulated other comprehensive income           (849,098)      (666,927)
     Retained earnings                              59,988,073     60,259,272
                                                   -----------    -----------
                                                    73,388,041     73,465,595
     Less treasury stock of 1,688,550 shares
       in 1998 and 1,874,706 shares in 1997,
       at cost                                      20,207,116     21,966,352
                                                   -----------    -----------
          Total stockholders' equity                53,180,925     51,499,243
                                                   -----------    -----------
          Total liabilities and
            stockholders' equity                  $ 86,781,178     59,973,473
                                                   ===========    ===========





See accompanying notes to consolidated financial statements.




                                     PAGE 38

                        LABONE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                  Years ended December 31, 1998, 1997 and 1996


                                          1998          1997          1996
                                      -----------    ----------    ----------

Sales                               $ 102,227,216    78,926,119    59,431,855
Cost of sales                          56,719,603    42,017,179    32,716,833
                                      -----------    ----------    ----------
        Gross profit                   45,507,613    36,908,940    26,715,022

Selling, general, and
  administrative expenses              31,028,323    27,706,822    23,622,545

Provision for loss on disposal
  of assets                                  -        6,553,279          -
                                      -----------    ----------    ----------
        Earnings from operations       14,479,290     2,648,839     3,092,477
                                      -----------    ----------    ----------

Other income (expenses):
   Investment income                      814,343     1,179,947     1,769,182
   Other, net                            (112,277)      (58,245)       14,930
                                      -----------    ----------    ----------
        Total other income, net           702,066     1,121,702     1,784,112
                                      -----------    ----------    ----------
        Earnings before income taxes   15,181,356     3,770,541     4,876,589
                                      -----------    ----------    ----------

Income taxes (benefit) (note 5):
   Current                              6,057,345     4,392,742     2,485,473
   Deferred                               (95,356)   (2,824,296)     (476,783)
                                      -----------    ----------    ----------
        Total income taxes              5,961,989     1,568,446     2,008,690
                                      -----------    ----------    ----------

        Net earnings                  $ 9,219,367     2,202,095     2,867,899
                                      ===========    ==========    ==========

Basic earnings per share              $      0.70          0.17          0.22
                                      ===========    ==========    ==========

Diluted earnings per share            $      0.69          0.17          0.22
                                      ===========    ==========    ==========

See accompanying notes to consolidated financial statements.








                                     PAGE 39
                        LABONE, INC. AND SUBSIDIARIES

            Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996

                                                        Accumulated
                                                          other
                                                      comprehensive
                                                         income -
                                          Additional      foreign                              Compre-       Total
                             Common      paid-in       currency    Retained    Treasury      hensive    stockholders'
                                stock      capital      translation  earnings     stock        income        equity
                              ---------   -----------   ----------- ----------  ----------    --------    ------------
Balance at December 31, 1995  $ 150,000   13,377,728     (545,818)  74,040,870  (22,158,451)               64,864,329
Comprehensive income:
     Net earnings                     -            -            -    2,867,899            -    2,867,899    2,867,899
     Adjustment from foreign
        currency translation          -            -        1,859            -            -        1,859        1,859
                                                                                              ----------
          Comprehensive income                                                                 2,869,758
                                                                                              ==========
Cash dividends ($.72 per share)       -            -            -   (9,414,332)           -                (9,414,332)
Net issuance of 30,149 shares
   of treasury stock                  -      168,393            -            -      (38,855)                  129,538
                              ---------   -----------   ----------- ----------  ------------              ------------
Balance at December 31, 1996    150,000    13,546,121     (543,959) 67,494,437   (22,197,306)              58,449,293
Comprehensive income:
     Net earnings                     -             -            -   2,202,095             -   2,202,095    2,202,095
     Adjustment from foreign
        currency translation          -             -     (122,968)          -             -    (122,968)    (122,968)
                                                                                              -----------
          Comprehensive income                                                                 2,079,127
                                                                                             ============
Cash dividends ($.72 per share)       -             -            -  (9,437,260)            -               (9,437,260)
Net issuance of 41,129 shares
   of treasury stock                  -        177,129           -           -       230,954                  408,083
                              ---------   -----------   ----------- ----------  -------------              -----------
Balance at December 31, 1997    150,000     13,723,250    (666,927) 60,259,272   (21,966,352)              51,499,243
Comprehensive income:
     Net earnings                     -             -            -   9,219,367             -    9,219,367   9,219,367
     Adjustment from foreign
        currency translation          -             -     (182,171)          -             -    (182,171)    (182,171)
                                                                                               ----------
          Comprehensive income                                                                 9,037,196
                                                                                              ==========
Cash dividends ($.72 per share)       -             -            -  (9,490,566)            -               (9,490,566)
Issuance of 168,885 shares of
   treasury stock related to
   acquisition                        -       275,050            -           -     1,724,950                2,000,000
Net issuance of 17,271 shares
   of treasury stock                  -       100,766            -           -        34,286                  135,052
                               ---------   -----------   ----------- ----------  ------------             ------------
Balance at December 31, 1998  $ 150,000    14,099,066     (849,098)  59,988,073  (20,207,116)              53,180,925
                               =========   ===========    ========== ==========  ============             ============

See accompanying notes to consolidated financial statements.
                                     PAGE 40

                        LABONE, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                Years ended December 31, 1998, 1997 and 1996

                                                       1998           1997           1996
                                                    ----------      ---------      ---------
Cash provided by (used for) operations:
   Net earnings                                    $ 9,219,367      2,202,095      2,867,899
   Adjustments to reconcile net earnings to net
   cash provided by operations, net of acquisitions:
      Depreciation and intangibles amortization      4,168,638      4,770,415      4,014,304
      Amortization of investment premiums              (36,767)      (251,233)      (103,146)
      Deferred income taxes                            (96,263)    (2,832,976)      (476,783)
      (Gain) loss on disposal of equipment             (18,606)      (120,087)       155,587
      Provision for loss on disposal of assets            -         6,553,279           -
      Directors' stock compensation                     62,619         66,834         62,096
      Changes in:
         Accounts receivable                        (5,274,751)    (3,005,980)    (1,871,421)
         Income tax receivable                         226,475       (271,331)          -
         Inventories                                   404,990       (755,422)       173,093
         Prepaid expenses and other current assets    (201,551)      (442,454)       808,589
         Accounts payable                              886,932        355,075        863,000
         Income taxes payable                             -              -           (50,560)
         Accrued payroll and benefits                 (619,281)     1,727,669        830,091
         Other accrued expenses                        186,919         29,585       (508,486)
         Other current liabilities                      80,050         68,019        (23,668)
                                                    ----------      ---------      ---------
     Net cash provided by operations                 8,988,771      8,093,488      6,740,595
                                                    ----------      ---------      ---------
Cash provided by (used for) investment activities:
   Purchase of investments held-to-maturity         (5,461,090)   (15,893,902)   (15,752,895)
   Proceeds from maturities of investments
      held-to-maturity                               6,701,893     18,155,062     23,394,571
   Property, plant, and equipment additions, net   (25,485,294)    (6,676,615)    (3,225,956)
   Acquisition of businesses (note 2)               (2,967,883)    (4,815,889)          -
   Deposits and miscellaneous                           (5,147)       (57,295)        17,559
                                                    ----------      ---------      ---------
     Net cash provided by (used for)
        investment activities                    (27,217,521)    (9,288,639)     4,433,279
                                                    ----------      ---------      ---------
Cash provided by (used for) financing activities:
   Issuance of treasury stock, net of
      proceeds from exercise of stock options           72,433        341,249         67,442
   Proceeds from bond issue                         19,900,000           -              -
   Bond issue costs                                   (192,147)          -              -
   Payments on long-term debt                           (1,937)          -              -
   Cash dividends                                   (9,490,566)    (9,437,260)    (9,414,332)
                                                    ----------      ---------      ---------
     Net cash provided by (used for)
       financing activities                         10,287,783     (9,096,011)    (9,346,890)
                                                    ----------      ---------      ---------
Effect of foreign currency translation on cash        (165,965)       (71,544)        11,976
                                                    ----------      ---------      ---------
     Net increase (decrease) in cash and
        cash equivalents                            (8,106,932)   (10,362,706)     1,838,960
Cash and cash equivalents at beginning of year      18,284,672     28,647,378     26,808,418
                                                    ----------      ---------      ---------
Cash and cash equivalents at end of year          $ 10,177,740     18,284,672     28,647,378
                                                    ==========     ==========     ==========
                                                                                  Continued)
                                    PAGE 41


                      LABONE, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows, Continued
                Years ended December 31, 1998, 1997 and 1996

                                                       1998           1997           1996
                                                   ----------      ---------      ---------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Income taxes                                 $ 6,458,641      4,586,078      2,251,320
                                                    ==========     ==========     ==========
      Interest                                     $   240,586            -              -
                                                    ==========     ==========     ==========

Supplemental schedule of noncash investing and
  financing activities for the year ended
  December 31, 1998:
      Details of acquisition:
         Fair value of assets acquired             $ 6,223,162
         Liabilities assumed                          (645,198)
         Stock issued                               (2,000,000)
                                                    ----------
            Cash paid                                3,577,964

      Less: cash acquired                              610,081
                                                    ----------
         Net cash paid for acquisition             $ 2,967,883
                                                    ==========



See accompanying notes to consolidated financial statements.

























                                     PAGE 42

                           LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

(1)  Summary of Significant Accounting Policies
-----------------------------------------------

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of LabOne, Inc. (LabOne or the Company), and its wholly-owned subsidiaries, Lab One Canada Inc. and Systematic Business Services, Inc. All significant intercompany transactions have been eliminated in consolidation. LabOne was 80.5%-owned by Lab Holdings, Inc. (Lab Holdings) at December 31, 1998.

Cash and Cash Equivalents

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

Property, Plant, and Equipment

Property, plant, and equipment additions are recorded at cost which includes interest capitalized during construction, when material. Facilities leased pursuant to revenue bond financing transactions are accounted for as purchases with the cost of the leased property included in property, plant, and equipment and the related obligation included in long-term debt.

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

    Buildings                        30 years
    Laboratory equipment          3 - 5 years
    Data processing equipment     3 - 5 years
    Office equipment                  5 years

Cost of Borrowings

Expenses directly related to the issuance of debt are deferred and amortized over the period the debt is expected to be outstanding using the interest method.

                                     PAGE 43
                         LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

Intangible Assets

Intangible assets are recorded at their acquisition cost, net of amortization. the patent process utilized in coating the plates on which blood and urine testing is performed was amortized on a straight-line basis over the estimated life of the patent (184 months at date of acquisition). The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over periods of fifteen to twenty years.

Impairment of Long-lived Assets

When facts and circumstances indicate potential impairment, LabOne evaluates the recoverability of carrying values of long-lived assets, including intangibles, using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. During the fourth quarter of 1997, LabOne decided to dispose of its office and headquarters building and lab facility, which, net of accumulated depreciation, has been classified as real estate available-for-sale (note 9). An impairment loss of $6,553,279 related to the anticipated sale was recorded in 1997 which reduced the carrying value to $3,515,000. At December 31, 1998, the Company has entered into real estate sales contracts to sell all real estate available-for-sale for $4,530,000.

Use of Estimates in the Preparation of Financial Statements

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

Fair Value of Financial Instruments

Estimates of fair values are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could affect the estimates. The fair market value of LabOne's financial instruments at December 31, 1998 and 1997 approximates their carrying values.

Income Taxes

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




                                     PAGE 44

                          LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                         December 31, 1998, 1997 and 1996





Earnings Per Share

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

The following table reconciles the weighted average common shares used in the basic earnings per share calculation and the weighted average common shares and common share equivalents used in the diluted per share calculation:

                                           1998         1997         1996
                                        ----------   ----------   ----------
  Weighted average common
   shares (basic)                       13,168,394   13,106,383   13,076,103
  Employee stock options                   135,174      215,655      190,013
                                        ----------   ----------   ----------
  Weighted average common shares and
   common shares equivalents (diluted)  13,303,568   13,322,038   13,266,116
                                        ==========   ==========   ==========

Financial Statement Presentation

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. SFAS No. 130 became effective for the year ended December 31, 1998. The presentation of previous periods has been changed to reflect the provisions of this statement.

In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which established standards for reporting operating segments. SFAS No. 131 became effective for the year ended
December 31, 1998. This statement did not effect the presentation of segment information.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for LabOne's quarter ending September 30, 1999. Retroactive application will not be required. The Company does not expect this statement to have a significant impact on the Company's financial position or results of operations.








                                      PAGE 45
                         LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

(2)  Acquisitions and Intangible Assets
---------------------------------------
The cost and accumulated amortization of intangible assets at December 31, 1998 and 1997 are as follows:

                                                1998             1997
                                           ------------       ----------

    Patent                                 $  8,000,000        8,000,000
       Accumulated amortization               8,000,000        7,782,574
                                           ------------       ----------
                                                      -          217,426
                                           ------------       ----------
    Excess of cost over fair value of
       assets acquired                       12,587,993        8,598,959
    Accumulated amortization                  4,118,671        3,586,677
                                           ------------       ----------
                                              8,469,322        5,012,282
                                           ------------       ----------
     Intangible assets, net of
          accumulated amortization         $  8,469,322        5,229,708
                                           ============       ==========

Effective October 30, 1998, LabOne acquired Systematic Business Services, Inc.
(SBSI) for approximately $5.7 million. SBSI is a provider of information support services to insurance underwriters. The purchase was comprised of $3.7 million of cash and the issuance of 168,885 shares of LabOne stock having a fair market value of $2 million. The acquisition was accounted for using the purchase method of accounting. The purchase price could increase if the aquired company achieves certain levels of earnings in 1999 and 2000. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $4 million is being amortized over twenty years.

The operating results of SBSI have been included in the consolidated statements of earnings from the date of acquisition. The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 1998 and 1997 assumes the SBSI acquisition occurred as of January 1, 1997:
                                       1998              1997
                                   -----------        ----------
    Sales                       $  108,239,000        85,032,000
    Net earnings                     9,869,000         2,434,000
    Earnings per share:
       Basic                         0.74              0.18
       Diluted                       0.73              0.18
                                   ===========        ==========

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.




                                     PAGE 46
                         LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America, for $4,815,889. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services. The excess costs over fair value of GIB Laboratories, Inc. assets acquired was $4,128,275 and is being amortized over fifteen years.

(3)     Investment Securities
        ---------------------

LabOne held no investment securities at December 31, 1998. A summary of investment securities information relating to quoted market values and unrealized holding gains and losses at December 31, 1997 is as follows:

                                                         Amount
                                                        at which
                                           Approxi-     carried     Unrealized  Unrealized
                              Amortized      mate        in the       holding     holding
         1997                   cost        market       balance       gains      losses
                                                       sheet
-----------------------      -----------  -----------  -----------  -----------  ----------
Held-to-maturity invest-
ments, all  with
maturities less than
one year:
  Canadian government notes  $  702,495      702,495      702,495            -           -
  Obligations of states
   and political sub-
   divisions                    502,143      501,541      502,143            -         602
                            -----------  -----------  -----------  -----------  ----------
      Total short-term
       investments          $ 1,204,638    1,204,036    1,204,638            -         602
                            ===========    =========    =========  ===========  ==========

(4)     Long-term Debt

Long-term debt consists of the following as of December 31, 1998:
  Taxable industrial revenue bonds, Series 1998A, principal
   payable annually through September 1, 2009, interest payable monthly at a rate adjusted weekly based on short- term
   United States treasury obligations (5.14% at December 31,
   1998), secured by the Company's facility    and an irrevo-
   cable bank letter of credit                                   $  20,000,000
  Various capital leases, principal and interest payable
  monthly through May 2003, interest ranging from 7% to 12%,
   collateralized by office equipment                                   54,446
                                                                 -------------
                    Total long-term debt                            20,054,446
  Less:
    Current portion                                                  1,860,168
    Unamortized discount                                                96,970
                   Long-term debt, net                           $  18,097,308
                                                                 =============
                                    PAGE 47

                         LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

Aggregate maturities of long-term debt as of December 31, 1998 are as follows:

                    Bonds payable    Capital leases      Total
    1999         $  1,850,000            10,168        1,860,168
    2000            1,850,000            13,551        1,863,551
    2001            1,850,000            14,933        1,864,933
    2002            1,850,000            11,188        1,861,188
    2003            1,800,000             4,606        1,804,606
    Thereafter     10,800,000                 -       10,800,000
                   ----------        ----------       ----------
                 $ 20,000,000            54,446       20,054,446
                   ==========       ===========       ==========

Interest expense in 1998 amounted to approximately $70,000, net of interest capitalized as a component of property, plant, and equipment of $314,638.

(5)     Income Taxes
        ------------

The components of income taxes and deferred taxes (benefit) applicable to temporary differences are as follows (for the years ended December 31):

                              1998           1997           1996
    Current:
       Federal            $ 4,853,744      3,452,979      1,878,022
       State                1,086,479        633,839        347,809
       Foreign                117,122        305,924        259,642
                            ----------     ----------     ----------
          Total current     6,057,345      4,392,742      2,485,473
                            ----------     ----------     ----------
    Deferred:
       Federal                (89,408)    (2,339,175)      (490,408)
       State                  (31,125)      (487,993)      (118,293)
       Foreign                 25,177          2,872        131,918
                            ----------     ----------     ----------
         Total deferred       (95,356)    (2,824,296)      (476,783)
                            ----------     ----------     ----------
                          $ 5,961,989      1,568,446      2,008,690
                            =========      =========      ==========
















                                     PAGE 48
                         LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

Total income taxes differ from the amounts computed by applying the federal statutory income tax rate of 34% to earnings before income taxes for the following reasons (for the years ended December31):

                                       1998          1997          1996
                                    ---------     ---------     ---------

    Application of statutory
       income tax rate            $ 5,161,661     1,281,984     1,658,040
    Foreign taxes, net                  7,599        72,062       113,803
    State income taxes, net           696,534        99,649       151,481
    Tax-exempt interest                (5,788)      (18,730)      (44,708)
    Other, net                        101,983       133,481       130,074
                                     ---------     ---------     ---------

                                  $ 5,961,989     1,568,446      2,008,690
                                    =========     =========      =========



The tax effects of temporary differences that create significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                        1998          1997
                                                     ----------    ----------

  Deferred current income tax assets (liabilities):
    Unrealized loss on real estate
      available-for-sale                           $ 2,541,126      2,606,698
    Accrued vacation                                   303,180        253,832
    Accrued medical claims                              63,644         79,554
    Bad debts                                          925,635        384,600
  Inventory adjustment                                  40,830         26,673
   Other items                                          98,160        (51,970)
                                                    ----------     ----------
           Total deferred current
            income tax assets, net                 $ 3,972,575      3,299,387
                                                    ==========     ==========

  Deferred noncurrent tax assets (liabilities):
   Depreciation and amortization                   $    12,878        321,799
   Acquired subsidiary cash to accrual adjustment     (196,438)             -
   Other items                                        (263,185)             -
                                                    ----------     ----------
            Total deferred noncurrent tax
             assets (liabilities), net             $ (446,745)        321,799
                                                    ==========     ==========

A valuation allowance for deferred tax assets was not necessary at December 31, 1998 or 1997.




                                     PAGE 49
1                         LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996


In conjunction with building its new facility, LabOne has applied for the Kansas High Performance Incentive Program (HPIP) credit. If LabOne qualifies for the program as certified by the state of Kansas, LabOne will receive a credit available to offset all or a portion of its 1999 Kansas income tax liability related to operations of the new facility. Any unused portion of the credit can be carried forward for a period of ten years, provided LabOne continues to meet requirements of the program. HPIP credits which may be available to LabOne over the next ten years are estimated to aggregate approximately $4,000,000.

(6)     Benefit Plans
        -------------

LabOne maintains a money purchase pension plan for all employees who have completed one-half year of service and have attained age twenty and one-half years. The plan is a defined contribution plan under which LabOne contributes a percentage of a participant's annual compensation. LabOne's contributions to the plan were $1,803,000, $1,422,000 and $1,187,000 for the years ended
December 31, 1998, 1997 and 1996, respectively.

LabOne has a profit sharing plan for all employees who have completed six months of service and a minimum of 500 hours of service and have attained the age of twenty and one-half years. LabOne contributes on behalf of each participant an amount equal to 50% of the participant's annual contributions, but not in excess of 5% of the participant's annual compensation. LabOne contributions are invested in LabOne common stock. LabOne's contributions to the plan for the years ended December 31, 1998, 1997 and 1996 were $663,000, $558,000 and $509,000, respectively.

(7)     Stock Options and Warrants
        --------------------------
LabOne has a long-term incentive plan which provides for granting awards, including stock options, for not more than 3,150,000 shares of LabOne common stock. LabOne has granted certain stock options which entitle the grantee to purchase shares for a price equal to the fair market value at date of grant with option periods up to ten years.

The Company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB 25). As such, compensation expense s recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On December 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS 123) which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternately, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.



                                     PAGE 50
                         LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

A summary of the status of the Company's stock option plan as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                 1998                1997                1996
                        -------------------  --------------------  --------------------
                                  Weighted-             Weighted-             Weighted-
                         Number    average     Number    average    Number    average
                           of      exercise      of      exercise     of      exercise
    Fixed options        shares      price     shares      price    shares      price
---------------------  ---------  ---------  ---------  ---------  ---------  ---------
Outstanding at begin-
  ing of year          1,614,068   $ 14.30   1,459,559   $ 13.63   1,572,167    $ 13.07
Granted                  330,859     15.02     253,316     17.36     314,297      16.39
Exercised                (40,300)    10.64     (71,907)    10.84    (120,305)     10.67
Forfeited                (66,700)    17.87     (26,900)    15.95    (306,600)     14.74
                       ---------  ---------  ---------  ---------  ---------  ---------
Outstanding at
  end of year          1,837,927     14.38   1,614,068     14.30   1,459,559      13.63
                       =========  =========  =========  =========  =========  =========
Options exercisable
  at year-end            968,683  $  13.44     820,609  $  12.94     718,705  $   12.21
                       =========  =========  =========  =========  =========  =========

     The following table summarizes information about stock options at December 31, 1998.

                             Options outstanding               Options exercisable
                     -------------------------------------  -----------------------
                                  Weighted-
                                   average       Weighted-                Weighted-
                                   remaining      average                  average
       Range of         Number    contractual     exercise    Number       exercise
    exercise prices  outstanding  life (years)     price    exercisable     price
   ----------------  -----------  -----------   ----------  -----------  -----------
    $  9.88 -  9.88      188,583        2.0        $ 9.88       188,583      $ 9.88
      11.13 - 11.63      420,513        5.2         11.44       313,513       11.38
      13.38 - 14.13      154,397        6.3         13.93        85,618       13.95
      14.38 - 14.38      205,859        6.7         14.38       120,000       14.38
      14.75 - 15.22      241,000        9.3         15.04        24,000       14.75
      15.50 - 16.63      305,885        7.9         16.42       117,877       16.44
      16.69 - 23.88      321,690        7.4         18.65       119,092       19.96
                      ----------                             ----------
       9.88 - 23.88    1,837,927        6.5         14.38       968,683       13.44
   ================   ==========   ==========   ==========   ==========   ==========

The weighted-average per share fair value of stock options granted during 1998, 1997 and 1996 was $3.54, $5.08 and $4.77, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1998 - expected dividend yield of 4.8%, risk-free interest rate of 5.0%, expected volatility factor of 33.9% and an expected

                                     PAGE 51


                         LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

life of six years; 1997 - expected dividend yield of 4.2%, risk-free interest rate of 6.3%, expected volatility factor of 35.4% and an expected life of six years; 1996 - expected dividend yield of 4.4%, risk-free interest rate of 6.0%, expected volatility factor of 36.6% and an expected life of six years.

Since the Company applies APB 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recorded compensation cost based on the fair value of options at the grant date the Company's net earnings and earnings per share would have been reduced by approximately the following: $515,000, or $.04 per share, in 1998; $416,000, or $.03 per share, in 1997; and $199,000, or $.02 per share, in 1996.

Pro forma net earnings reflect only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net earnings amounts presented above because compensation costs are reflected over the options' vesting period of five years for the 1998, 1997, and 1996 options. Compensation cost for options granted prior to January 1, 1995 is not considered.

LabOne entered marketing agreements with two companies during 1998. In conjunction with these agreements, LabOne granted warrants for the purchase of 1,000,000 shares of common stock at an exercise price equal to the fair value of the stock at the grant date (500,000 shares at $17.00 and 500,000 shares at $15.44). A portion of the warrants become exercisable each quarter for five years provided certain conditions are met including achievement of certain levels of revenues. LabOne has reserved 1,000,000 shares of common stock for issuance of shares upon exercise of the warrants.

(8)     Foreign Operations
        ------------------

The following summarizes financial information for LabOne's wholly-owned Canadian subsidiary, Lab One Canada Inc., for the years ended December 31:

                                1998           1997           1996
                            -----------    -----------    -----------
      Revenues            $  6,462,814      6,564,786      6,379,505
      Operating earnings       314,112        644,842        718,567
      Total assets           2,841,854      3,192,854      2,668,434
                            ===========    ===========     ==========

(9)     Business Segment Information
        ----------------------------

The Company operates principally in three lines of business: insurance, clinical testing, and substance abuse testing. The insurance line of business involves risk appraisal laboratory testing and information services to the insurance industry. The tests performed and information provided by the Company are specifically designed to assist an insurance company in objectively evaluating the risks posed by policy applicants. Clinical testing services are provided to the health care industry to aid in the diagnosis and

                                     PAGE 52
                         LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

treatment of patients. Substance abuse testing services are provided to both regulated and nonregulated employers who employ drug screening guidelines.

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

       Following is a summary of line of business information as of and for the years ended December 31, 1998, 1997, and 1996:

                                          1998          1997         1996
                                     ------------   -----------   -----------
Sales:
       Insurance services           $  69,149,050    61,997,817    50,800,650
       Clinical services               18,599,583     7,511,889     3,941,704
       Substance abuse testing         14,478,583     9,416,413     4,689,501
                                     ------------   -----------   -----------
                Total sales         $ 102,227,216    78,926,119    59,431,855
                                     ============   ===========   ===========
     Operating income (loss):
       Insurance services           $  20,630,337    18,507,849    12,610,224
       Clinical services               (6,187,744)   (8,303,741)   (7,967,348)
       Substance abuse testing            203,828      (933,832)   (1,235,982)
     General corporate expenses          (167,131)     (188,245)     (158,830)
     Investment income                    814,343     1,179,947     1,769,182
     Other expense, net                  (112,277)   (6,491,437)     (140,657)
                                     ------------   -----------   -----------
        Earnings before income taxes   15,181,356     3,770,541     4,876,589
                                     ------------   -----------   -----------
     Income tax expense                 5,961,989     1,568,446     2,008,690
        Net earnings                $   9,219,367     2,202,095     2,867,899
                                     ============   ===========   ===========
     Identifiable assets:
       Insurance services           $  29,295,799    25,020,052    24,327,970
       Clinical services                5,492,624     3,512,587     4,022,258
       Substance abuse testing          6,448,663     4,994,104     3,323,245
       General corporate assets        45,544,092    26,446,730    33,069,702
                                     ------------   -----------   -----------
                Total assets        $  86,781,178    59,973,473    64,743,175
                                     ============   ===========   ===========
     Capital expenditures:
       Insurance services           $   2,089,869     3,308,320     2,558,275
       Clinical services                  501,380       468,538       162,814
       Substance abuse testing            423,664       946,268       504,867
       General corporate               22,470,381     2,553,218           -
                                     ============   ===========   ===========
     Depreciation and amortization:
       Insurance services           $   2,560,962     3,185,661     2,504,472
       Clinical services                  797,385       940,223     1,141,210
       Substance abuse testings           810,291       644,531       368,622
                                     ============   ===========   ===========
                                     PAGE 53
                         LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996


(10)    Quarterly Financial Data (Unaudited)
        ------------------------------------

A summary of unaudited quarterly results of operations for 1998 and 1997 is as follows (in thousands except per share data):

                                           Three months ended
                          ---------------------------------------------------
                           March 31      June 30    September 30  December 31
                          ------------ ------------ ------------ ------------
1998:
    Sales                    $  23,333       25,762       25,834       27,298
    Gross profit                10,374       11,931       11,305       11,898
    Earnings before income
          taxes                  3,297        4,234        3,630        4,020
    Net earnings                 2,000        2,516        2,227        2,476
    Basic earnings per share      0.15         0.19         0.17         0.19
    Diluted earnings per share    0.15         0.19         0.17         0.18
    Dividends per share           0.18         0.18         0.18         0.18
                          ============ ============ ============ ============
1997:
    Sales                    $  17,740       20,307       19,728       21,151
    Gross profit                 8,290        9,671        9,064        9,884
    Earnings (loss) before
          income taxes           2,287        2,853        2,603       (3,972)
    Net earnings (loss)          1,359        1,687        1,536       (2,380)
    Basic earnings (loss)
          per share               0.10         0.13         0.12        (0.18)
    Diluted earnings (loss)
          per share               0.10         0.13         0.12        (0.18)
    Dividends per share           0.18         0.18         0.18         0.18
                          ============ ============ ============= ===========

(11)    Commitments and Contingencies
        -----------------------------

Tax Assessment

The Comptroller of the State of Texas has conducted an audit of LabOne for sales and use tax compliance for the years 1991 through 1997 and contends that LabOne's insurance laboratory services are taxable under the Texas tax code. The Texas Comptroller has issued a tax audit assessment, including interest and penalties, of approximately $1,900,000. The Company has appealed this assessment arguing that its services do not fit within the definition of insurance services under the Texas code. The assessment is under review by the Texas State Hearing Attorney. At this time, the Company is unable to estimate the possible liability, if any, that may be incurred as a result of this assessment.






                                     PAGE 54

                          LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

Leases

LabOne has several noncancelable operating leases, primarily for land and buildings, and other commitments that expire through 2003, including a lease for office space from an entity owned by an employee. Rental expense for these operating leases during 1998, 1997, and 1996 amounted to $538,000, $486,000, and $626,000, respectively.

Future minimum lease payments and other commitments under these agreements as of December 31, 1998 are:


                                  Year             Amount
                                  ----           --------
                                  1999         $  519,880
                                  2000            346,912
                                  2001            228,510
                                  2002            195,192
                                  2003            162,660
                                                 ========


Construction Costs

Management estimates cost to complete construction of the new facility to house its headquarters and lab approximates $1,500,000.

(12)    Subsequent Event - Merger Agreement
        -----------------------------------

On March 8, 1999, LabOne and Lab Holdings jointly announced that the Board of Directors of both companies have approved an agreement to merge the two companies. Under the merger agreement, LabOne is to be merged into Lab Holdings and the merged entities name will be changed to LabOne, Inc. Stockholders of Lab Holdings will have their Lab Holdings shares split immediately before the merger into 1.5 shares of the merged entity. Stockholders of LabOne, other than Lab Holdings, will be entitled to elect to have each of their existing LabOne shares exchanged for one share of the merged entity or $12.75 in cash or a combination of cash and shares up to a limit of $16.6 million in cash (approximately 50% of eligible shares). LabOne will use cash from operations and additional borrowings, if necessary, to cover the purchase of shares from stockholders that choose the cash election option. The merger is subject to approval by the holders of two-thirds of the outstanding Lab Holdings shares and a majority of the shares voted by LabOne stockholders, other than Lab Holdings and its affiliates, and other closing conditions.








                                     PAGE 55
                        LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

                                                                   Schedule II

                                         Additions -
                                         charged to
                           Balance        selling,
                             at         general, and     Deductions -     Balance
                          beginning    administrative  uncollectible      at end
    Description             of year        expenses       accounts        of year
Allowance for doubtful
 accounts:
  Year ended
   December 31,1998       $   968,295       1,502,572        144,151       2,326,716
                       ==============  ==============  =============  ==============
  Year ended ,
   December 31,1997       $   657,558         521,193        210,456         968,295
                       ==============  ==============  =============  ==============
  Year ended
   December 31, 1996      $   329,995         493,760        166,197         657,558
                       ==============  ==============  =============  ==============

































                                      PAGE 56