Form 10-K/A
period 1998-12-31
LABONE INC
filed 1999-04-21
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-K/A

                              AMENDMENT NO. 1 TO
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                           Incorporated in Delaware

             I.R.S. Employer Identification Number: 48-0952323
                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, $0.01 par value
                         -----------------------------
                               (Title of Class)


This Amendment amends and restates only Item 7.

This Amendment contains no exhibits.




















                                 Page 1 of 9



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

Operating income decreased from $3.1 million in 1996 to $2.6 million in 1997, primarily due to the $6.6 million write-down, partially offset by an increase in the insurance segment operating income of $5.9 million. The clinical segment had an operating loss of $8.3 million for 1997 as compared to a loss of $8.0 million in 1996, due to a $0.6 million increase in corporate overhead allocation over 1996. The SAT segment improved from an operating loss of $1.2 million in 1996 to a loss of $0.9 million in 1997, including a $0.9 million increase in corporate overhead allocation over last year.

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

The total number of insurance applicants tested by LabOne increased 11% in 1998 from the prior year. Approximately 80% of the increase represented oral fluid HIV tested applicants. The number of oral fluid tested applicants are expected to further increase in 1999.

Effective October 30, 1998, LabOne acquired Systematic Business Services, Inc.
(SBSI) which is operated as a wholly owned subsidiary of the insurance services division of LabOne. SBSI is a provider of information services to life and health insurers nationwide, and has annual revenues of approximately $7 million. With 148 employees in the Kansas City area, SBSI provides telephone inspections, motor vehicle reports, attending physician statements, and claims investigation services to life insurance companies. This addition allows LabOne to expand the services it offers to its insurance industry clients.

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

On March 8, 1999, LabOne and Lab Holdings, Inc. announced that the Boards of Directors of both companies had approved an agreement to merge the two companies. If consummated, the proposed merger will have several effects which are fully discussed in the Registration Statement on Form S-4 filed by Lab Holdings with the United States Securities and Exchange Commission on April 13, 1999 (File No. 333-76131), which may be amended from time to time.

One effect of the merger will be to add transaction goodwill to the balance sheet of the combined company in an estimated amount ranging from about $22.2 million to $24.9 million. This transaction goodwill reflects the expected difference between the cost of LabOne shares that Lab Holdings will be treated as acquiring in the merger and the fair value of the LabOne net assets allocated to these acquired shares. If the merger is consummated, the combined company's balance sheet will also include about $6.3 million in existing historical goodwill that currently is a Lab Holdings asset that resulted from Holding's prior acquisitions of LabOne stock. Following the merger, this historical and transaction goodwill is expected to negatively impact reported earnings of the combined company at an estimated annual rate from about $2.6 million to $2.8 million until the historical goodwill is fully amortized in April 2003, and thereafter at an estimated annual rate from about $1.1 million to $1.3 million until the 20th anniversary of the merger. The amounts in this paragraph are hypothetical assuming that the merger had occurred as shown on the pro forma financial statements included in the above Registration Statement. The actual amount of goodwill incurred in the merger will depend on the number of combined company shares issued in the merger, the actual amount of transaction costs and the fair value of the LabOne net assets at the time of the merger.

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

During 1998, the Company invested $28.5 million in additional property, plant and equipment, as compared to $11.5 million in 1997 and $3.2 million in 1996. Of the amount spent in 1998, approximately $21.6 million was for construction the Company's new facility, and $3.0 million net cash was used in the purchase of SBSI. The 1997 amount included land purchased related to the new facility and the GIB Laboratories acquisition. Future capital asset purchases are expected to be approximately $4 million to $5 million annually.

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

If the proposed merger between LabOne and Lab Holdings is consummated, the future dividend policy of the combined company in the merger will be determined by its new Board of Directors, a majority of whom will be independent non-management directors. Although nine of the twelve current LabOne directors are expected to continue as directors of the combined company, there can be no assurance as to any dividend determinations by that board in the future. That determination will be subject to the financial condition, operating results, and liquidity of the combined company and numerous other factors. In addition, the pursuit by the combined company of LabOne's growth and diversification strategy, the increased financial leverage that is expected to result from the merger, changes in the market for LabOne's products and services, negative impacts caused by other risks described in the Registration Statement on Form S-4 filed by Lab Holdings with the United States Securities and Exchange Commission on April 13, 1999
(File No. 333-76131), which may be amended from time to time, or any of them singly or together with other factors could influence the board of the combined company to reduce or eliminate the quarterly dividend.

Under the merger agreement, LabOne shareholders (other than Lab Holdings) may elect to exchange each LabOne share for either one share of the combined company, $12.75 in cash, or a combination of shares and cash. Cash elections are subject to an aggregate cash limit of $16.6 million. It is expected that the combined company will need to borrow up to $13.6 million to satisfy cash elections in excess of $3 million. Additional cash could be needed if any Lab Holdings shareholders perfect dissenters' rights. These additional borrowings will increase annual interest expense and subject the combined company to the normal risks associated with debt financing. However, the amount of these borrowings is not expected to have a negative impact on earnings per share because the increased borrowing expense would be offset by the reduction in the number of shares of the combined company issued in the merger as a result of cash elections by LabOne stockholders. The additional financial leverage could also impair the ability of the combined company to pursue acquisition and growth strategies that would otherwise be available or impact future operating results due to higher debt service in the event that future acquisitions are completed. The loan agreement that provides for borrowings to finance the merger and existing LabOne loan agreements do not contain covenants that will directly prohibit the board of directors of the combined company from continuing Holdings' quarterly dividends at the current amount. However, the increased debt combined with other circumstances could cause the board of the combined company to reduce or discontinue the quarterly dividend. Other circumstances include negative operating results, acquisition or other expenditures or commitments incurred to continue LabOne's diversification and growth strategy, or the effect of general financial covenants contained in the loan agreement.


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

                                 SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.
LabOne, Inc.

By:     /s/ Robert D. Thompson                 By:     /s/ Kurt E. Gruenbacher
        ----------------------                         -----------------------
        Robert D. Thompson                             Kurt E. Gruenbacher
Title:  Executive V.P., Chief                  Title:  V.P. Finance, CAO
        Operating Officer and                          and Treasurer
        Chief Financial Officer
Date:   April 21, 1999                         Date:   April 21, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the Registrant on April 21, 1999 in the capacities indicated.

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