Form 10-Q
period 1999-03-31
LABONE INC
filed 1999-05-13
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q







        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For quarterly period ended   March 31, 1999
                                           --------------




                      Commission file number 0-15975
                                             -------


                                LabOne, Inc.
                                ------------
                              10101 Renner Blvd
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

Number of shares outstanding of the only class of Registrant's common stock, $.01 par value, as of May 1, 1999 - 13,311,450 shares net of 1,688,550 shares held as treasury stock.








                                  Page 1 of 13

                        PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                              LabOne, Inc. and Subsidiaries
                               Consolidated Balance Sheets
                                                                   March 31,     December 31,
                                                                      1999            1998
ASSETS                                                             ---------        ---------
Current assets:
   Cash and cash equivalents                                      $6,918,256       10,177,740
   Accounts receivable-trade, net of allowance for doubtful
     accounts of $2,863,670 in 1999 and $2,326,716 in 1998        19,696,648       18,735,984
   Income taxes receivable                                           177,799          282,229
   Inventories                                                     1,360,762        1,798,481
   Real estate available for sale                                  1,793,207        3,515,000
   Prepaid expenses and other current assets                       2,488,127        2,504,768
   Deferred income taxes                                           3,284,203        3,972,575
                                                                  ----------       ----------
      Total current assets                                        35,719,002       40,986,777
Property, plant and equipment                                     76,360,991       72,915,797
   Less accumulated depreciation                                  34,652,381       35,983,169
                                                                  ----------       ----------
      Net property, plant and equipment                           41,708,610       36,932,628
Other assets:
   Intangible assets, net of accumulated amortization              8,294,770        8,469,322
Bond issue costs, net of accumulated amortization
     of $10,190 in 1999 and $5,823 in 1998                           181,957          186,324
   Deposits and other assets                                         210,550          206,127
                                                                   ---------       ----------
      Total assets                                               $86,114,889       86,781,178
                                                                  ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $ 5,310,712        4,353,733
   Retainage and construction payable                              3,473,065        3,809,193
   Current portion of long-term debt                               1,862,602        1,860,168
   Accrued payroll and benefits                                    3,083,031        4,148,593
   Other accrued expenses                                            566,871          610,315
   Other current liabilities                                         344,044          274,198
                                                                   ----------      ----------
      Total current liabilities                                   14,640,325       15,056,200
   Long-term debt                                                 18,094,181       18,097,308
   Deferred income taxes - noncurrent                                633,021          446,745
                                                                  ----------       ----------
      Total liabilities                                           33,367,527       33,600,253
Stockholders' equity:
   Preferred stock, $.01 par value per share;
     1,000,000 shares authorized, none issued                            -                -
   Common stock, $.01 par value per share; 40,000,000 shares
     authorized, 15,000,000 shares issued                            150,000          150,000
   Additional paid-in capital                                     14,099,066       14,099,066
   Equity adjustment from foreign currency translation              (833,623)        (849,098)
   Retained earnings                                              59,539,035       59,988,073
                                                                  ----------       ----------
                                                                  72,954,478       73,388,041
   Less treasury stock of 1,688,550 shares in
     1999 and 1998                                                20,207,116       20,207,116
                                                                  ----------       ----------
      Total stockholders' equity                                  52,747,362       53,180,925
                                                                  ----------       ----------
      Total liabilities and stockholders' equity                 $86,114,889      $86,781,178
                                                                  ==========       ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 2


                        LabOne, Inc. and Subsidiaries
                     Consolidated Statements of Earnings


                                                 Three months ended March 31,
                                                       1999           1998
                                                    ----------     ----------

Sales                                             $ 27,328,085     23,333,434

Cost of sales                                       15,651,339     12,958,948
                                                    ----------     ----------
     Gross profit                                   11,676,746     10,374,486

Selling, general and administrative expenses         8,426,476      7,310,802
                                                    ----------     ----------
     Earnings from operations                        3,250,270      3,063,684

Interest expense                                      (289,673)          -
Interest income and other                               87,675        232,899
                                                    ----------     ----------
     Earnings before income taxes                    3,048,272      3,296,583

Income tax expense                                   1,101,249      1,296,520
                                                    ----------     ----------
     Net earnings                                  $ 1,947,023      2,000,063
                                                    ==========     ==========



Basic and diluted earnings per common share           $ 0.15           0.15
                                                       ======         ======

Dividends per common share                            $ 0.18           0.18
                                                       ======         ======

Basic weighted average common shares outstanding   13,311,450     13,134,883
                                                   ==========     ==========

Diluted weighted average common shares outstanding 13,339,471     13,318,945
                                                   ==========     ==========












See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.


                                   Page 3

                         LabOne, Inc. and Subsidiaries
                Consolidated Statement of Stockholders' Equity
                      Three Months Ended March 31, 1999

                                              Accumulated
                                  Additional     other                                Total
                         Common     paid-in  comprehensive  Retained     Treasury   stockholders' Comprehensive
                         stock      capital      income     earnings       stock      equity         income
Balance at
  December 31, 1998    $150,000   14,099,066   (849,098)   59,988,073   (20,207,116)  59,988,073
Comprehensive income:
  Net earnings                                              1,947,023                  1,947,023      1,947,023
  Equity adjustment
   from foreign
   currency translation                          15,475                                   15,475         15,475
                                                                                                      ---------
Comprehensive income                                                                                  1,962,498
                                                                                                      =========
Cash dividends
   ($0.18 per share)                                       (2,396,061)                (2,396,061)
                       --------   ----------  ---------   -----------   ----------   -----------
Balance at
   March 31, 1999      $150,000   14,099,066   (833,623)   59,539,035   (20,207,116)  52,747,362
                       ========   ==========   =========   ==========   ===========   ==========





















See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.






                                    Page 4

                         LabOne, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows

                                                       Three months ended
                                                            March 31,
                                                        1999         1998
                                                      ---------    ---------
Cash provided by (used for) operations:
   Net earnings                                     $ 1,947,023    2,000,063
   Adjustments to reconcile net earnings
    to net cash provided by operations:
      Depreciation and amortization                   1,269,072    1,084,285
      Loss (gain) on disposal of
      Property and equipment                           (287,107)         127
      Deferred Income taxes                             875,484       25,187
   Changes in:
     Accounts receivable                               (960,664)  (2,793,578)
     Income taxes                                       104,430    1,113,197
     Inventories                                        437,719      309,781
     Prepaid expenses and other current assets           16,641       (8,219)
     Accounts payable                                  (464,305)   1,002,187
     Accrued payroll & benefits                      (1,065,562)  (1,551,064)
     Other Accrued expenses                           1,041,712      126,706
     Other current liabilities                           69,846       (8,364)
                                                     ----------    ----------
        Net cash provided by operations               2,984,289    1,300,308
                                                     ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments held to maturity               -      (4,467,421)
   Proceeds from maturities of investments held
     to maturity                                           -         701,894
   Property, plant and equipment, net                (3,854,833)  (1,724,596)
   Other                                                 (4,423)         537
                                                    ----------    ----------
        Net cash used for investment transactions    (3,859,256)  (5,489,586)
                                                     ----------   ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds
     from the exercise of stock options                    -          69,090
   Payments on long term debt - capital lease            (2,966)        -
   Cash dividends                                    (2,396,061)  (2,364,400)
                                                     ----------   ----------
        Net cash used for financing transactions     (2,399,027)  (2,295,310)
                                                     ----------    ----------
Effect of foreign currency translation                   14,510        9,338
                                                     ----------   ----------
        Net decrease in cash and cash equivalents    (3,259,484)  (6,475,250)
Cash and cash equivalents - beginning of period      10,177,740   18,284,672
                                                     ----------   ----------
Cash and cash equivalents - end of period          $  6,918,256   11,809,422
                                                     ==========   ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                       $  326,590         -
      Income Taxes                                   $  162,464      109,155
                                                     ==========    ==========

See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                 Page 5
                        LabOne, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                          March 31, 1999 and 1998

The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiaries Lab One Canada Inc. and Systematic Business Services, Inc. (SBSI). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein as of March 31, 1999 and for the periods ended March 31, 1999 and 1998 is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and cash flows. The balance sheet information as of December 31, 1998 has been derived from the audited financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

The financial information herein is not necessarily representative of a full year's operations because levels of sales, capital additions and other factors fluctuate throughout the year. These same considerations apply to all year-to-year comparisons. See the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for additional information not required by this Quarterly Report on Form 10-Q.

Effective October 30, 1998, LabOne acquired SBSI, a Missouri corporation. SBSI provides telephone inspections, motor vehicle reports, attending physician statements and claims investigation services to life and health insurers nationwide.

LabOne is currently 80.5% owned by Lab Holdings, Inc. On March 8, 1999, LabOne and Lab Holdings jointly announced that the Boards of Directors of both companies had approved an agreement to merge the two companies. If consummated, the proposed merger will have several effects which are fully discussed in the Registration Statement on Form S-4 filed by Lab Holdings with the United States Securities and Exchange Commission on April 13, 1999 (File No. 333-76131), which may be amended from time to time. Representatives of Lab Holdings negotiated the merger with a Special Committee of independent directors of LabOne that was established to represent the interests of the holders of the 19.5% of common stock of LabOne not owned by Lab Holdings. The Special Committee, which had the assistance of independent legal and financial advisors, also approved the merger agreement and recommended its approval by the LabOne board and stockholders. The merger is expected to close in July following the satisfaction of a number of closing conditions. These include approval by the holders of two-thirds of the outstanding Lab Holdings shares and a majority of the shares voted by LabOne stockholders other than Lab Holdings and its affiliates. Financing must also be obtained sufficient to satisfy cash elections after the use of available cash of LabOne and Lab Holdings

Forward Looking Statements
--------------------------
This Quarterly report on Form 10-Q may contain "forward-looking statements," including projections, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements involve known and unknown risks and

                                     Page 6

uncertainties. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume and pricing of laboratory tests performed by the Company, competition, the extent of market acceptance of the Company's testing services in the healthcare and substance abuse testing industries, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the Cautionary Statement filed as exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Business Segment Information
----------------------------
The company operates in three lines of business: insurance risk appraisal testing, clinical diagnostic testing and substance abuse testing. The following table presents selected financial information for each segment:

                                        Three Months Ended March 31,
                                             1999         1998
                                             ----         ----
Sales:
   Insurance                            $ 17,584,247    16,822,452
   Clinical                                5,957,526     3,654,043
   Substance abuse testing                 3,786,312     2,856,939
                                          ----------    ----------
Total sales                             $ 27,328,085    23,333,434
                                          ==========    ==========
Operating income (loss):
   Insurance                            $  4,151,834     5,212,264
   Clinical                                 (958,778)   (1,935,046)
   Substance abuse testing                  (118,940)     (178,786)
   General corporate income (expense)        176,154       (34,748)
                                           ---------     ---------
Total earnings from operations             3,250,270     3,063,684
   Other income (expense)                   (201,998)      232,899
                                           ---------     ---------
Earnings before income taxes            $  3,048,272     3,296,583
                                           =========     =========

Company assets classified as corporate increased significantly due to bond proceeds and construction of the new facility. There were no material changes in assets in the other segments, or in the basis of segmentation or measurement of segment operating income or loss.

Contingencies     Tax Assessment
-------------
The Comptroller of the State of Texas has conducted an audit of LabOne for sales tax compliance and contends that LabOne's insurance laboratory testing services are taxable under the Texas tax code and has issued an audit assessment, including interest and penalties, of approximately $1.9 million. The Company has appealed this assessment arguing that its services do not fit within the definition of insurance services under the Texas code. The assessment is under review by the Texas State Hearing Attorney. At this time, the Company is unable to estimate the possible liability, if any, that may be incurred as a result of this assessment.



                                    Page 7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------
                        Selected Financial Data

                                      Three Months Ended       % Increase
                                          March 31,             (Decrease)
                                      1999          1998
                                   -----------   -----------   ----------
   Sales                          $ 27,328,085    23,333,434         17%
   Net earnings                      1,947,023     2,000,063         (3%)
   Earnings per common share           $0.15          0.15
   Cash dividends per common share     $0.18          0.18

The Company provides high-quality laboratory testing services to insurance companies, physicians and employers.

LabOne provides risk-appraisal laboratory services to the insurance industry. The tests performed by the Company are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants. The Company also provides testing services on specimens of individuals applying for individual and group medical and disability policies. Through its subsidiary, SBSI, the Company provides telephone inspections, motor vehicle reports, attending physician statements, and claims investigation services to life and health insurers nationwide.

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

The Lab Card Program provides laboratory testing at reduced rates as compared to traditional laboratories. It uses a unique benefit design that shares the cost savings with the patient, creating an incentive for the patient to help direct laboratory work to LabOne. Under the Program, the patient incurs no out-of-pocket expense when the Lab Card is used, and the insurance company or self-insured group receives substantial savings on its laboratory charges. The Company's LBM programs, including BlueCross BlueShield of Tennessee and the Lab Card program, have more than 2.3 million lives enrolled.

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


                                     Page 8
FIRST QUARTER ANALYSIS

Net sales increased 17% in the first quarter 1999 to $27.3 million from $23.3 million in the first quarter 1998. The increase of $4.0 million is due to increases in clinical laboratory revenue of $2.3 million, substance abuse testing (SAT) revenue of $0.9 million and insurance services revenue of $0.8 million.

Clinical diagnostic testing revenue increased from $3.7 million to $6.0 million for the quarter due to increased testing volumes partially offset by a 6% decrease in average revenue per patient. SAT revenue increased from $2.9 million in 1998 to $3.8 million in 1999 due to a 35% increase in testing volumes as compared to last year.

The insurance services division revenue increased $0.8 million due to the addition of SBSI revenue and growth in non laboratory services revenue, partially offset by lower laboratory and kit revenue. SBSI contributed $1.9 million, and non laboratory services revenue increased $0.3 million over last year. Insurance laboratory testing revenue decreased $0.8 million as a result of competitive pressures. The total number of insurance applicants tested in the first quarter 1999 decreased by 4% as compared to the same quarter last year. Average revenue per applicant decreased 2.5%. Kit and container revenue declined due to a decrease in the number of kits sold.

Cost of sales increased $2.7 million or 21% in the first quarter 1999 as compared to the prior year, due to increases in payroll, outside services such as paramed collections and state motor vehicle report fees, and postage expense. A significant portion of these increases are related to the addition of SBSI. Laboratory overtime and regular labor expense increased related to the move to the new facility. These increases were partially offset by a decrease in insurance kit expenses due to lower sales volumes. Clinical cost of sales expenses were $3.9 million as compared to $3.4 million in the first quarter 1998. SAT cost of sales expenses were $2.8 million as compared to $2.1 million in the first quarter 1998. Insurance cost of sales expenses increased from $7.5 million to $9.0 million primarily due to the addition of SBSI.

As a result of the above factors, gross profit for the quarter increased $1.3 million or 13% from $10.4 million in 1998 to $11.7 million in 1999. Clinical gross profit increased $1.7 million on an increase in revenue of $2.3 million. SAT gross profit increased $0.2 million on an increase in revenue of $0.9 million. Insurance gross profit decreased $0.7 million or 7%.

Selling, general and administrative expenses increased $1.1 million or 15% in the first quarter 1999 as compared to the prior year due primarily to the inclusion of SBSI and increases in bad debt, depreciation and moving expenses. Insurance expenditures increased to $4.5 million for the quarter as compared to $4.1 million in 1998 primarily due to the addition of SBSI. Total clinical expenditures increased $0.8 million to $3.0 million in 1999 primarily due to an increase in corporate overhead allocations to $0.9 million in 1999 from $0.6 million in 1998 and an increase in bad debt expense. SAT expenditures were $1.1 million as compared to $1.0 million last year. Closure on the sale of the former laboratory facility resulted in a gain of $0.3 million. Depreciation expense on the new facility is expected to be less than $0.3 million per quarter.

Earnings from operations increased from $3.1 million in the first quarter 1998 to $3.3 million in 1999. The clinical segment improved $1.0 million to an

                                      Page 9
operating loss of $1.0 million. The SAT segment improved $0.1 million from an operating loss of $0.2 million in the first quarter 1998 to a loss of $0.1 million in 1999. The insurance segment declined $1.1 million to an operating profit of $4.2 million.

Non operating expense increased $0.4 million primarily due to interest expense on the industrial revenue bonds and a reduction in capital available for investment. The effective income tax rate declined from 39% in 1998 to 36% in 1999 due to state income tax incentives.

The combined effect of the above factors resulted in net earnings of $1.9 million or $0.15 per share in the first quarter 1999 as compared to $2.0 million or $0.15 per share in the same period last year.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------

LabOne's working capital position decreased by $4.8 million to $21.1 million at March 31, 1999 from $25.9 million at December 31, 1998. This decrease is primarily due to dividends paid and capital additions exceeding cash provided by operations. Cash flow from operations increased by $1.7 million in the first quarter 1999 as compared to 1998. The increase is primarily attributable to slower growth in accounts receivable.

Additions to property, plant and equipment, net of the sale of the former laboratory facility, were $3.9 million in the first quarter 1999, primarily related to construction and fixtures for the new facility. Net additions in the first quarter 1998 were $1.7 million. Capital additions are expected to be approximately $5.0 million annually.

In February 1999, LabOne's Board of Directors declared a dividend of $0.18 per common share. This dividend was paid on March 2, 1999, to stockholders of record as of February 23, 1999, and totaled approximately $2.4 million. The board reviews the dividend payment policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

If the proposed merger between LabOne and Lab Holdings is consummated, the future dividend policy of the combined company in the merger will be determined by its new Board of Directors, a majority of whom will be independent non-management directors. Although nine of the eleven current LabOne directors are expected to continue as directors of the combined company, there can be no assurance as to any dividend determinations by that board in the future. That determination will be subject to the financial condition, operating results, and liquidity of the combined company and numerous other factors. In addition, the pursuit by the combined company of LabOne's growth and diversification strategy, the increased financial leverage that is expected to result from the merger, changes in the market for LabOne's products and services, negative impacts caused by other risks described in the Registration Statement on Form S-4 filed by Lab Holdings with the United States Securities and Exchange Commission on April 13, 1999 (File No. 333-76131), which may be amended from time to time, or any of them singly or together with other factors could influence the board of the combined company to reduce or eliminate the quarterly dividend.

Under the merger agreement, LabOne shareholders (other than Lab Holdings) may elect to exchange each LabOne share for either one share of the combined company, $12.75 in cash, or a combination of shares and cash. Cash elections

                                        Page 10
are subject to an aggregate cash limit of $16.6 million. It is expected that the combined company will need to borrow up to $13.6 million to satisfy cash elections in excess of $3 million. Additional cash could be needed if any Lab Holdings shareholders perfect dissenters' rights. These additional borrowings will increase annual interest expense and subject the combined company to the normal risks associated with debt financing. However, the amount of these borrowings is not expected to have a negative impact on earnings per share because the increased borrowing expense would be offset by the reduction in the number of shares of the combined company issued in the merger as a result of cash elections by LabOne stockholders. The additional financial leverage could also impair the ability of the combined company to pursue acquisition and growth strategies that would otherwise be available or impact future operating results due to higher debt service in the event that future acquisitions are completed. Existing loan agreements do not contain covenants that will directly prohibit the board of directors of the combined company from continuing Holdings' quarterly dividends at the current amount. However, the increased debt combined with other circumstances could cause the board of the combined company to reduce or discontinue the quarterly dividend. Other circumstances include negative operating results, acquisition or other expenditures or commitments incurred to continue LabOne's diversification and growth strategy, or the effect of general financial covenants contained in the loan agreements.

One effect of the merger will be to add transaction goodwill to the balance sheet of the combined company in an estimated amount ranging from about $22.2 million to $24.9 million. This transaction goodwill reflects the expected difference between the cost of LabOne shares that Lab Holdings will be treated as acquiring in the merger and the fair value of the LabOne net assets allocated to these acquired shares. If the merger is consummated, the combined company's balance sheet will also include about $6.0 million in existing historical goodwill that currently is a Lab Holdings asset that resulted from Holding's prior acquisitions of LabOne stock. Following the merger, this historical and transaction goodwill is expected to negatively impact reported earnings of the combined company at an estimated annual rate from about $2.6 million to $2.8 million until the historical goodwill is fully amortized in April 2003, and thereafter at an estimated annual rate from about $1.1 million to $1.3 million until the 20th anniversary of the merger. The amounts in this paragraph are hypothetical assuming that the merger had occurred as shown on the pro forma financial statements included in the above Registration Statement. The actual amount of goodwill incurred in the merger will depend on the number of combined company shares issued in the merger, the actual amount of transaction costs and the fair value of the LabOne net assets at the time of the merger.

The total number of shares of LabOne stock held in treasury at March 31, 1999 was approximately 1.7 million at a total cost of $20.2 million or $11.97 per share. The Company had no short-term borrowings in the first quarter 1999. The Company expects to fund operations and future dividend payments from a combination of cash flows from operations, cash reserves and short term borrowings. Proceeds from the industrial revenue bond have been used to finance the construction of the Company's new facility project. Interest on the bond is based on a taxable seven day variable rate and is currently approximately 5.7%. The Company expects to repay the bond over 11 years at $1.85 million per year plus interest. At March 31, 1999, LabOne had total cash and investments of $6.9 million as compared to $10.2 million at December 31, 1998.



                                        Page 11
YEAR 2000
---------
LabOne is actively addressing Year 2000 computer concerns. The company has established an oversight committee which includes management from all parts of the Company and meets periodically to review progress. The Company's laboratory operating systems and its business processing systems were completely rewritten in the past ten years and were brought into compliance with Year 2000 date standards at that time. As part of construction of the new facility, certified compliant security systems, time clocks and heating and cooling systems (non-IT systems) were installed. The Company expects to complete all remaining internal Year 2000 objectives by the end of the second quarter, 1999.

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

Resources dedicated to the remaining effort are expected to cost less than $0.2 million and are not considered a material expense to the Company. These efforts have not caused delay to the Company's other ongoing information systems projects. LabOne has not hired any outside consultants or other independent validation provider at this time, and does not expect to do so.

There can be no assurance that the Company's adjustments to its computer systems will completely eliminate all Year 2000 problems. Failure to properly address the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

An interest rate risk exposure exists due to LabOne's liability of $20 million in industrial revenue bonds. The interest expense incurred on these bonds is based on a taxable seven day variable rate, which including letter of credit and remarketing fees, is approximately 5.7% as of May 1, 1999. This exposure is not considered material. Any future increase in interest rates would result in additional interest expense and could result in a decision to enter into a long-term interest rate swap transaction.

                                      Page 12

                           PART II.  OTHER INFORMATION

Item 6. -  Exhibits and Reports on Form 8-K

   (a)   Exhibits

2. Form of Agreement and Plan of Merger, by and between Lab Holdings, Inc. and LabOne, Inc., as amended and restated, dated March 7, 1999 (incorporated by reference to Exhibit 2.3 to Lab Holdings' Registration Statement on Form S-4 filed April 13, 1999, file No. 333-76131).

27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this first quarter 1999 Form 10-Q.

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



     LabOne, Inc.

     Date:  May 13, 1999                    By  /s/ Kurt E. Gruenbacher
                                                ------------------------
                                                 Kurt E. Gruenbacher,
                                                 V.P. Finance, CAO
                                                 and Treasurer


     Date:  May 13, 1999                    By  /s/ Robert D. Thompson
                                                ------------------------
                                                 Robert D. Thompson,
                                                 Executive V.P., Chief
                                                 Operating Officer and
                                                 Chief Financial Officer










                                      Page 13