Form 10-K/A
period 1998-12-31
LABONE INC
filed 1999-05-27
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K/A

                              AMENDMENT NO.2 TO
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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None
                                  PART II
                                  -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock trades on The NASDAQ Stock Market (R) under the symbol LABS. As of March 1, 1999, the outstanding shares were held by approximately 1850 shareholders of record.
                                      PAGE 10

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

On November 13, 1998, LabOne issued a Warrant to USA Managed Care Organization ("USA MCO) to purchase up to 500,000 shares of Common Stock of LabOne, par value $0.01 per share, at a purchase price of $15.44 per share. The Warrant was issued in conjunction with a Marketing Agreement entered into between LabOne and USA MCO, which is a specialist in providing managed healthcare consulting services. Under the Marketing Agreement, USA MCO agreed to market LabOne's LabCard program for providing clinical laboratory testing services to USA MCO's clients.

No cash consideration was received by LabOne for the issuance of the Warrant. The Warrant is exercisable by USA MCO in respect of the number of shares of common stock of LabOne indicated below for each calendar quarter prior to March 1, 2004, in which the revenues received by LabOne during the quarter pursuant to the Marketing Agreement with USA MCO are within the ranges specified below:

     LabOne Quarterly Revenues          Number of LabOne
        Received under USA MCO         Shares Exercisable
        Marketing Agreement             under the Warrant
       --------------------             -----------------
       $500,000 to $999,999                5,000 shares
     $1,000,000 to $1,499,999             10,000 shares
     $1,500,000 to $1,999,999             15,000 shares
     $2,000,000 to $2,499,999             20,000 shares
     $2,500,000 and above                 25,000 shares

The number of shares of common stock issuable upon the exercise of the Warrant and the purchase price per share are subject to adjustment in the event of changes in the capital structure of LabOne.

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


1997 COMPARED TO 1996

Revenue for the year ended December 31, 1997 was $78.9 million as compared to $59.4 million in 1996. The increase of $19.5 million, or 33%, is due to increases in insurance segment revenue of $11.2 million, SAT revenue of $4.7 million and clinical laboratory revenue of $3.6 million. The insurance segment increased 22% due to an increase in the total number of insurance applicants tested and an increase in kit revenue, partially offset by a 1% decrease in the average revenue per applicant. The increase in insurance segment revenue is primarily due to an increase in market share and changes to testing thresholds. Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services for a three year period. At the time of the purchase, GIB served approximately 5% of the insurance laboratory testing market. Revenue in 1997 from former GIB customers, including Prudential, was approximately $3.8 million. SAT revenue increased from $4.7 million in 1996 to $9.4 million in 1997 due to a doubling in testing volumes. Clinical laboratory revenue increased from $3.9 million in 1996 to $7.5 million in 1997 due to increased testing volumes and higher revenue per patient.

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

Selling, general and administrative expenses increased $4.1 million, or 17%, in 1997 as compared to 1996 due primarily to increases in payroll expenses, travel and amortization expenses. Clinical overhead expenditures were $7.5 million as compared to$5.4 million in 1996. SAT overhead increased from $2.2 million in 1996 to $3.3 million in 1997. These increases are due to the growth in each segment.

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

In the clinical division, BlueCross BlueShield of Tennessee selected LabOne to provide routine outpatient laboratory testing services for BlueCare members throughout Tennessee effective February 1, 1998. BlueCare is BlueCross BlueShield of Tennessee's plan for Tenncare participants. Approximately 400,000 BlueCare members are currently covered by the program. To date, the Laboratory Benefit Management (LBM) programs, including BlueCare and the Lab Card Program, have more than 2.3 million lives enrolled. Revenue from LBM during the fourth quarter 1998 was $3.2 million or approximately 62% of total clinical revenue.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

LabOne's working capital position declined from $35.4 million at December 31, 1997, to $25.9 million at December 31, 1998. This decrease is primarily due to dividends paid and capital additions, including building payments, in excess of bond proceeds and cash provided by operations. Net cash provided by operations increased from $8.1 million in 1997 to $9.0 million in 1998. Accounts receivable grew from $12.6 million as of December 31, 1997 to $18.7 million as of December 31, 1998, due primarily to an increase in revenue growth from all three segments. Bad debt expense and reserves increased due to the increase in total revenue and a shift in revenue toward clinical and SAT sources.
                                     PAGE 16
During 1998, LabOne paid quarterly dividends of $0.18 per common share. The Board of Directors reviews this policy on a periodic basis. The total amount of dividends paid during 1998 was $0.72 per share, or $9.5 million, which was $0.5 million in excess of net cash provided by operations. There are no restrictions that would limit the Company's ability to make future dividend payments.

During 1998, the Company invested $28.5 million in additional property, plant and equipment, as compared to $11.5 million in 1997 and $3.2 million in 1996. Of the amount spent in 1998, approximately $21.6 million was for construction the Company's new facility, and $3.0 net cash was used in the purchase of SBSI. The 1997 amount included land purchased related to the new facility and the GIB Laboratories acquisition. As of April 1999, the new facility was completely operational. (See footnote 11 of Notes to Consolidated Financial Statements). Future capital asset purchases are expected to be approximately $5 million.

The Company had no short-term borrowings during 1998. Management expects to be able to fund operations and future dividend payments from a combination of cash flow from operations, cash reserves, building sales and short-term borrowings. Interest on the industrial revenue bonds issued to finance the construction of the Company's new facility is based on a taxable seven day variable rate which, including letter of credit and remarketing fees, is approximately 5.8% as of March 1, 1999. The bonds mature over 11 years in increments of $1.85 million per year plus interest. Total cash and investments at December 31, 1998, were $10.2 million, as compared to $19.5 million at December 31, 1997.

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

Under the merger agreement, LabOne shareholders (other than Lab Holdings) may elect to exchange each LabOne share for either one share of the combined company, $12.75 in cash, or a combination of shares and cash. Cash elections are subject to an aggregate cash limit of $16.6 million. It is expected that the combined company will need to borrow up to $13.6 million to satisfy cash elections in excess of $3 million. Additional cash could be needed if any Lab Holdings shareholders perfect dissenters' rights. These additional borrowings will increase annual interest expense and subject the combined company to the normal risks associated with debt financing. However, the amount of these borrowings is not expected to have a negative impact on earnings per share because the increased borrowing expense would be offset by the reduction in the number of shares of the combined company issued in the merger as a result of cash elections by LabOne stockholders. The additional financial leverage
                                     PAGE 17
could also impair the ability of the combined company to pursue acquisition and growth strategies that would otherwise be available or impact future operating results due to higher debt service in the event that future acquisitions are completed. The loan agreement that provides for borrowings to finance the merger and existing LabOne loan agreements do not contain covenants that will directly prohibit the board of directors of the combined company from continuing Holdings' quarterly dividends at the current amount. However, the increased debt combined with other circumstances could cause the board of the combined company to reduce or discontinue the quarterly dividend. Other circumstances include negative operating results, acquisition or other expenditures or commitments incurred to continue LabOne's diversification and growth strategy, or the effect of general financial covenants contained in the loan agreement.

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

                                     PAGE 18
ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See ITEM 14.(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III
                                    --------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of LabOne as of March 26, 1999 are as follows:


Name                         Age                    Position
----                         ---                    --------

W. Thomas Grant II            48        Chairman of the Board of Directors,
                                        President, Chief Executive Officer
                                        and Director
Gregg R. Sadler, FSA          48        Executive Vice President-
                                        Administration, President -
                                        Insurance Laboratory Division,
                                        Secretary and Director
Robert D. Thompson            37        Executive Vice President, Chief
                                        Operating Officer,
                                        Chief Financial Officer and Director
Roger K. Betts                56        Executive Vice President - Sales -
                                        Insurance Laboratory Division
Thomas J. Hespe               42        Executive Vice President - Sales and
                                        Marketing, President-Clinical Sales
                                        and Marketing and Director

Carl W. Ludvigsen, Jr.        46        Executive Vice President - Corporate
 M.D., Ph.D., J.D.,                     Development and Chief Medical Officer
 FCAP, FCLM
Michael A. Peat, Ph.D.        51        Executive Vice President - Toxicology,
                                        and President-Substance Abuse Testing
                                        Division
Thomas H. Bienvenu II         49        Executive Vice President - Information
                                        Systems and Technology
Judith A. VonFeldt            52        Executive Vice President - Human
                                        Resource
Kurt E. Gruenbacher,          39        Vice President - Finance, Chief
 CPA, CMA, CFM                          Accounting Officer, Treasurer and
                                        Assistant Secretary
Joseph H. Brewer, M.D.        47        Director
William D. Grant              82        Director
Richard A. Rifkind, M.D.      68        Director
Richard S. Schweiker          72        Director
James R. Seward               46        Director
John E. Walker                60        Director
R. Dennis Wright, Esq.        56        Director

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

     Mr. Hespe has been a director of LabOne since 1995. Mr. Hespe was appointed President - Clinical Sales and Marketing and Executive Vice President - Sales and Marketing in 1995. From 1990 to 1995, Mr. Hespe served as Executive Vice President Sales and Marketing of Allscrips Pharmaceuticals, Vernon Hills, Illinois, a distributor of managed care pharmaceutical products and services with annual revenues of approximately $70 million. Mr. Hespe's responsibilities with Allscrips included developing strategies for market expansion and developing business with managed care organizations, including hospitals, physicians, HMO organizations, third party administrators, consulting firms, self-insured employers and insurance companies.

     Dr. Ludvigsen has served as Executive Vice President - Corporate Development and Chief Medical Officer since December 1996. He served as Executive Vice President - Operations and Chief Operating Officer from December 1993 to November 1996.

     Dr. Peat was appointed President-Substance Abuse Testing Division and Executive Vice President - Toxicology in May 1996. Dr. Peat served as Senior Vice President - Toxicology from 1994 to 1996. Prior to joining LabOne in 1994, Dr. Peat was Vice President of Toxicology of Roche Biomedical Laboratories, Inc., Research Triangle Park, North Carolina.

     Mr. Bienvenu was appointed Executive Vice President - Information Systems and Technology in May 1997. Mr. Bienvenu served as Senior Vice President - Information Systems and Technology from 1994 to 1997. He served as Vice President - Marketing Information Technology from October 1994 to December 1994. Prior to October 1994, he served as Director of Marketing Information Technology.

     Ms. VonFeldt has served as Executive Vice President - Human Resources since August 1998. She served as Senior Vice President - Human Resources from May 1997 to August 1998, and as Vice President - Human Resources from September 1993 to May 1997.

     Mr. Gruenbacher was appointed Assistant Secretary in May 1998 and Treasurer in November 1997. He was appointed Vice President - Finance and Chief Accounting Officer in May 1995. Mr. Gruenbacher served as Corporate Controller from 1994 to 1995, and Director, Financial Analysis and Budgets from 1993 to 1994.

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

(c)  Exhibits required by Item 601 of Regulation S-K
     (Exhibits are hereby incorporated by reference to LabOne's Form 10-K
      Annual Report Filed March 30,1999.):

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

99.   Cautionary Statement under the Safe Harbor
      Provisions of the Private Securities Litigation
      Reform Act of 1995.

         * Incorporated by reference pursuant to Rule 12b-23
        ** Management Compensatory Plan
       *** Non-Management Director Compensatory Plan

These exhibits may be obtained by stockholders of Registrant upon written request to LabOne, Inc., 10101 Renner Blvd., Lenexa, KS 66219.

(d)    Not applicable.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized.

LabOne, Inc.

By:     /s/ Robert D. Thompson                 By:     /s/ Kurt E. Gruenbacher
        ----------------------                         -----------------------
Robert D. Thompson                             Kurt E. Gruenbacher
Title:  Executive V.P., Chief                  Title:  V.P. Finance, CAO
Operating Officer and                          and Treasurer
Chief Financial Officer
Date:   May 27, 1999                           Date:   May 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 has been signed below by the following persons on behalf of the Registrant on May 27, 1999 in the capacities indicated.

By:     /s/ W. Thomas Grant II                 By:     /s/ Robert D. Thompson
        ----------------------                         ----------------------
W. Thomas Grant II                             Robert D. Thompson
Title:  Chairman of the Board, President       Title:  Executive V.P. , Chief
and Chief Executive Officer                    Operating Officer and
Chief Financial Officer

By:     /s/ Gregg R. Sadler                    By:     /s/ Thomas J. Hespe
        -------------------                            -------------------
Gregg R. Sadler                                Thomas J. Hespe
Title:  Executive V.P. Administration,         Title:  Executive V.P. Sales
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
                               =========   ===========    ========== ==========  ============             ============

See accompanying notes to consolidated financial statements.
                                     PAGE 40

                        LABONE, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                Years ended December 31, 1998, 1997 and 1996

                                                       1998           1997           1996
                                                    ----------      ---------      ---------
Cash provided by (used for) operations:
   Net earnings                                    $ 9,219,367      2,202,095      2,867,899
   Adjustments to reconcile net earnings to net
   cash provided by operations, net of acquisitions:
      Depreciation and intangibles amortization      4,168,638      4,770,415      4,014,304
      Amortization of investment premiums              (36,767)      (251,233)      (103,146)
      Provision for loss on accounts receivable      1,502,571        571,192        493,760
      Deferred income taxes                            (96,263)    (2,832,976)      (476,783)
      (Gain) loss on disposal of equipment             (18,606)      (120,087)       155,587
      Provision for loss on disposal of assets            -         6,553,279           -
      Directors' stock compensation                     62,619         66,834         62,096
      Changes in:
         Accounts receivable                        (6,777,322)    (3,577,172)    (2,365,181)
         Income tax receivable                         226,475       (271,331)          -
         Inventories                                   404,990       (755,422)       173,093
         Prepaid expenses and other current assets    (201,551)      (442,454)       808,589
         Accounts payable                              886,932        355,075        863,000
         Income taxes payable                             -              -           (50,560)
         Accrued payroll and benefits                 (619,281)     1,727,669        830,091
         Other accrued expenses                        186,919         29,585       (508,486)
         Other current liabilities                      80,050         68,019        (23,668)
                                                    ----------      ---------      ---------
     Net cash provided by operations                 8,988,771      8,093,488      6,740,595
                                                    ----------      ---------      ---------
Cash provided by (used for) investment activities:
   Purchase of investments held-to-maturity         (5,461,090)   (15,893,902)   (15,752,895)
   Proceeds from maturities of investments
      held-to-maturity                               6,701,893     18,155,062     23,394,571
   Property, plant, and equipment additions, net   (25,485,294)    (6,676,615)    (3,225,956)
   Acquisition of businesses (note 2)               (2,967,883)    (4,815,889)          -
   Deposits and miscellaneous                           (5,147)       (57,295)        17,559
                                                    ----------      ---------      ---------
     Net cash provided by (used for)
        investment activities                      (27,217,521)    (9,288,639)     4,433,279
                                                    ----------      ---------      ---------
Cash provided by (used for) financing activities:
   Issuance of treasury stock, net of
      proceeds from exercise of stock options           72,433        341,249         67,442
   Proceeds from bond issue                         19,900,000           -              -
   Bond issue costs                                   (192,147)          -              -
   Payments on long-term debt                           (1,937)          -              -
   Cash dividends                                   (9,490,566)    (9,437,260)    (9,414,332)
                                                    ----------      ---------      ---------
     Net cash provided by (used for)
       financing activities                         10,287,783     (9,096,011)    (9,346,890)
                                                    ----------      ---------      ---------
Effect of foreign currency translation on cash        (165,965)       (71,544)        11,976
                                                    ----------      ---------      ---------
     Net increase (decrease) in cash and
        cash equivalents                            (8,106,932)   (10,362,706)     1,838,960
Cash and cash equivalents at beginning of year      18,284,672     28,647,378     26,808,418
                                                    ----------      ---------      ---------
Cash and cash equivalents at end of year          $ 10,177,740     18,284,672     28,647,378
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

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

    Buildings                        30 years
    Laboratory equipment          3 - 5 years
    Data processing equipment     3 - 5 years
    Office equipment                  5 years

On December 26, 1998, the substance abuse testing laboratory started to move to the new facility. Construction in progress was transferred and depreciation expense was recorded as portions of the new facility were completed and put into use in 1999.

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

Impairment of Long-lived Assets

When facts and circumstances indicate potential impairment, LabOne evaluates the recoverability of carrying values of long-lived assets, including intangibles, using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. During the fourth quarter of 1997, LabOne decided to dispose of its office and headquarters building and lab facility, which, net of accumulated depreciation, has been classified as real estate available-for-sale. An impairment loss of $6,553,279 related to the anticipated sale was recorded in 1997 which reduced the carrying value to $3,515,000. At December 31, 1998, the Company has entered into real estate sales contracts to sell all real estate available-for-sale for $4,530,000.

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

LabOne is obligated to pay to the prior owner of SBSI, 20% of SBSI's income before taxes (as defined) greater than a target amount approximately equal to 1998 pretax income for each of SBSI's fiscal years ending in 1999 and 2000. Any amounts paid under this obligation will result in additional excess purchase price for reporting purposes.

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

                                     PAGE 46
                         LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America, for $4,815,889. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services for a period of three years. The excess costs over fair value of GIB Laboratories, Inc. assets acquired was $4,128,275 and is being amortized over fifteen years.

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
                                                                 =============
                                    PAGE 47


                         LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                         December 31, 1998, 1997 and 1996

Aggregate maturities of long-term debt as of December 31, 1998 are as follows:

                 Bonds payable       Capital leases      Total
                 ------------         ---------       ----------
    1999         $  1,850,000            10,168        1,860,168
    2000            1,850,000            13,551        1,863,551
    2001            1,850,000            14,933        1,864,933
    2002            1,850,000            11,188        1,861,188
    2003            1,800,000             4,606        1,804,606
    Thereafter     10,800,000                 -       10,800,000
                   ----------        ----------       ----------
                 $ 20,000,000            54,446       20,054,446
                   ==========       ===========       ==========

Interest expense in 1998 amounted to approximately $70,000, net of interest capitalized as a component of property, plant, and equipment of $314,638.

(5)     Income Taxes
        ------------

The components of income taxes and deferred taxes (benefit) applicable to temporary differences are as follows (for the years ended December 31):

                              1998           1997           1996
                           ----------      ---------      ---------
    Current:
       Federal            $ 4,853,744      3,452,979      1,878,022
       State                1,086,479        633,839        347,809
       Foreign                117,122        305,924        259,642
                            ----------     ----------     ----------
          Total current     6,057,345      4,392,742      2,485,473
                            ----------     ----------     ----------
    Deferred:
       Federal                (89,408)    (2,339,175)      (490,408)
       State                  (31,125)      (487,993)      (118,293)
       Foreign                 25,177          2,872        131,918
                            ----------     ----------     ----------
         Total deferred       (95,356)    (2,824,296)      (476,783)
                            ----------     ----------     ----------
                          $ 5,961,989      1,568,446      2,008,690
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
   ================   ==========   ==========   ==========   ==========   ==========

The weighted-average per share fair value of stock options granted during 1998, 1997 and 1996 was $3.54, $5.08 and $4.77, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1998 - expected dividend yield of 4.8%, risk-free interest rate of 5.0%, expected volatility factor of 33.9% and an expected life of six years; 1997 - expected dividend yield of 4.2%, risk-free interest

                                     PAGE 51


                         LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

rate of 6.3%, expected volatility factor of 35.4% and an expected life of six years; 1996 - expected dividend yield of 4.4%, risk-free interest rate of 6.0%, expected volatility factor of 36.6% and an expected life of six years.

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

LabOne entered marketing agreements with two companies during 1998. In conjunction with these agreements, LabOne granted warrants for the purchase of 1,000,000 shares of common stock at an exercise price equal to the fair value of the stock at the grant date (500,000 shares at $17.00 and 500,000 shares at $15.44). A portion of the warrants become exercisable each quarter for five years provided certain conditions are met including achievement of certain levels of revenues. The Company will recognize expense, measured as the excess of fair value of the warrants over the exercise price at the date such warrants become exercisable. LabOne has reserved 1,000,000 shares of common stock for issuance of shares upon exercise of the warrants.

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

Operating income (loss) of each line of business is computed as sales less identifiable and allocated expenses. All expenses that can be identified as specific to a certain segment of business are charged to that segment. All shared resources and expenses are totaled and allocated to each segment based on the relative revenue of each segment each month. Allocated expenses include administrative salaries, information systems support, accounting, human resources and facilities. In computing operating income (loss) of lines of business, none of the following items have been added or deducted: general corporate expenses, investment income or other income (expenses).
Identifiable assets by line of business are those assets that are used in the Company's operations in each line of business. General corporate assets at December 31, 1997 and 1996 were primarily cash and investments. At December 31, 1998, general corporate assets were primarily construction in progress (the new facility) and cash.



































                                     PAGE 53
                         LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                         December 31, 1998, 1997 and 1996


Following is a summary of line of business information as of and for the years ended December 31, 1998, 1997, and 1996:

                                          1998          1997         1996
                                     ------------   -----------   -----------
Sales:
       Insurance services           $  69,149,050    61,997,817    50,800,650
       Clinical services               18,599,583     7,511,889     3,941,704
       Substance abuse testing         14,478,583     9,416,413     4,689,501
                                     ------------   -----------   -----------
                Total sales         $ 102,227,216    78,926,119    59,431,855
                                     ============   ===========   ===========
     Operating income (loss):
       Insurance services           $  20,630,337    18,507,849    12,610,224
       Clinical services               (6,187,744)   (8,303,741)   (7,967,348)
       Substance abuse testing            203,828      (933,832)   (1,235,982)
     General corporate expenses          (167,131)     (188,245)     (158,830)
     Investment income                    814,343     1,179,947     1,769,182
     Other expense, net                  (112,277)   (6,491,437)     (140,657)
                                     ------------   -----------   -----------
        Earnings before income taxes   15,181,356     3,770,541     4,876,589
                                     ------------   -----------   -----------
     Income tax expense                 5,961,989     1,568,446     2,008,690
        Net earnings                $   9,219,367     2,202,095     2,867,899
                                     ============   ===========   ===========
     Identifiable assets:
       Insurance services           $  29,295,799    25,020,052    24,327,970
       Clinical services                5,492,624     3,512,587     4,022,258
       Substance abuse testing          6,448,663     4,994,104     3,323,245
       General corporate assets        45,544,092    26,446,730    33,069,702
                                     ------------   -----------   -----------
                Total assets        $  86,781,178    59,973,473    64,743,175
                                     ============   ===========   ===========
     Capital expenditures:
       Insurance services           $   2,089,869     3,308,320     2,558,275
       Clinical services                  501,380       468,538       162,814
       Substance abuse testing            423,664       946,268       504,867
       General corporate               22,470,381     2,553,218           -
                                     ============   ===========   ===========
     Depreciation and amortization:
       Insurance services           $   2,560,962     3,185,661     2,504,472
       Clinical services                  797,385       940,223     1,141,210
       Substance abuse testing            810,291       644,531       368,622
                                     ============   ===========   ===========

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
                                                 ========


Construction and Equipment Costs

At December 31, 1998, management estimates additional cost to complete construction of the new facility and to acquire related equipment approximates $3,500,000, substantially all of which will be paid in the first half of 1999. The move to the new facility was completed in April 1999.

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

                        LABONE, INC. AND SUBSIDIARIES

                      Valuation and Qualifying Accounts

                   Years ended December 31, 1998, 1997 and 1996


                                                                   Schedule II
                                                                   -----------

                                         Additions -
                                         charged to
                           Balance        selling,
                             at         general, and     Deductions -     Balance
                          beginning    administrative  uncollectible      at end
    Description             of year        expenses       accounts        of year
                       --------------  --------------  -------------  --------------
Allowance for doubtful
 accounts:
  Year ended
   December 31,1998       $   968,295       1,502,572        144,151       2,326,716
                       ==============  ==============  =============  ==============
  Year ended ,
   December 31,1997       $   657,558         521,193        210,456         968,295
                       ==============  ==============  =============  ==============
  Year ended
   December 31, 1996      $   329,995         493,760        166,197         657,558
                       ==============  ==============  =============  ==============