Form 10-K/A
period 1998-12-31
LABONE INC
filed 1999-06-17
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K/A

                              AMENDMENT NO.3 TO
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

LabOne's clinical testing services are provided to the healthcare industry as an aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory. competitors. LabOne markets its clinical testing services to the payers of healthcare--insurance companies and self-insured groups. The Company does this through exclusive arrangements with managed care organizations and through Lab Card(R), a Laboratory Benefits Management program.

LabOne is certified by the Substance Abuse and Mental Health Services Administration to perform substance abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and nonregulated employers. The Company's rapid turnaround times and multiple testing options help clients reduce downtime for affected employees and meet mandated drug screening guidelines.

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

LabOne has several exclusive arrangements with managed care organizations
The two most significant are Principal Healthcare of Kansas City and BlueCross BlueShield of Tennessee. With these arrangements the Company contracts with the managed care organizations, and they direct all testing for their members through LabOne.

Substance Abuse Testing Services:

LabOne markets substance abuse testing to large companies, third party administrators and occupational health providers. Certification by the Substance Abuse and Mental Health Services Administration enables the Company to offer substance abuse testing services to federally regulated industries.

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

Procedure manuals in all areas of the laboratory help maintain uniformity and accuracy and meet regulatory guidelines. Tests on control samples with known results are performed frequently to maintain and verify accuracy in the testing process. Complete documentation provides record keeping for employee reference and meets regulatory requirements. All employees are thoroughly trained to meet standards mandated by OSHA in order to maintain a safe work environment. Superblind Testing Service(tm) controls are used to challenge every aspect of service at LabOne from specimen arrival through final billing. Approximately 500 sample kits are prepared and submitted anonymously each month. These samples have at least 15 different indicators each representing


                                     PAGE 6
over 7,500 challenges to the testing, handling and reporting procedures. Specimens requiring special handling are evaluated and verified by control analysis personnel. A computer edit program is used to review and verify clinically abnormal results and all positive HIV antibody and drugs-of-abuse records. As an external quality assurance program, LabOne participates in a number of proficiency programs established by the College of American Pathologists, the American Association of Bioanalysts and the Centers for Disease Control. LabOne is accredited by the College of American Pathologists.

Even though only a small portion of LabOne's business encompasses fee-for-service Medicare/Medicaid, LabOne has appointed a Chief Compliance Officer and nine Co-Compliance Officers. Additionally, the Company has developed the LabOne Compliance Plan, based on the Model Compliance Plan recommended by the Office of Inspector General of the Department of Health and Human
Services to ensure compliance with anti-fraud and abuse laws and rules governing federally-financed reimbursement for lab testing services.

LabOne is licensed under the Clinical Laboratory Improvement Amendments of 1988. LabOne has additional licenses for substance abuse testing from the state of Kansas and all other states where such licenses are required. LabOne is certified by the Substance Abuse and Mental Health Services
Administration to perform testing to detect drugs of abuse in federal employees and in workers governed by federal regulations.

Congress recently enacted the Health Insurance Portability and Accountability Act of 1996. As a transmitter of health information in electronic form, the Company will be required to maintain administrative, technical, and physical safeguards to protect the integrity and confidentiality of healthcare information against unauthorized uses or disclosures. The act will also require the Company to convert healthcare information to electronic form that had previously been required under state law to be maintained in paper form. Compliance with these regulations may be required as early as the fall of 2001.

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

                                     PAGE 7

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

LabOne competes in the substance abuse testing market nationwide. There are presently 71 laboratories that are certified by the Substance Abuse and Mental Health Services Administration. The Company's major competitors are the three major clinical chains, Laboratory Corporation of America, Quest Diagnostics and SmithKline Beecham Clinical Laboratories, who collectively constitute approximately two-thirds of the substance abuse testing market. The Company's focus is fast turnaround with high-quality, low-cost service.





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

SBSI utilizes two facilities in Independence, Missouri under five year leases expiring in 2003. LabOne leases 10 locations in Northern California and 9 in the Midwest which serve as LabOne Service Centers. These facilities provide specimen collection services for patients and are typically located in medical office buildings. Lab One Canada Inc. leases office space in Ontario Canada, which is used for sales and client services. This lease expires in 2000. Additionally, Lab One Canada Inc. leases space in Quebec Canada for assembly and distribution of specimen collection kits for Canadian insurance testing. This lease expires in 2000.

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

On November 13, 1998, LabOne issued a Warrant to USA Managed Care Organization (USA MCO) to purchase up to 500,000 shares of Common
Stock of LabOne, par value $0.01 per share, at a purchase price of $15.44 per share. The Warrant was issued in conjunction with a Marketing Agreement entered into between LabOne and USA MCO, which is a specialist in providing managed healthcare consulting services. Under the Marketing Agreement, USA MCO agreed to market LabOne's LabCard program for providing clinical laboratory testing services to USA MCO's clients.

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




                                     PAGE 11

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


                                     PAGE 12

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

Selling, general and administrative expenses increased $3.3 million, or 12%, in 1998 as compared to 1997 primarily due to increases in payroll expenses and bad debt accruals. Bad debt expense increased primarily due to the revenue growth in clinical and SAT segments which have inherently higher bad debt experience than the insurance testing segment. Clinical overhead expenditures were $10.3 million as compared to $7.5 million in 1997. SAT overhead increased from $3.3 million in 1997 to $4.3 million in 1998. These increases are due to the growth in each segment. The allocation of corporate overhead to the clinical and SAT segments increased to $5.3 million for the year, as compared to $3.3 million in 1997, due to the increased share of total revenue for those segments. Insurance overhead expenditures decreased to $16.3 million as compared to $16.8 million in 1997.

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

                                     PAGE 13
The SAT segment improved from an operating loss of $0.9 million in 1997 to a gain of $0.2 million in 1998.

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

                                     PAGE 14

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


                                     PAGE 15

In the clinical division, BlueCross BlueShield of Tennessee selected LabOne to provide routine outpatient laboratory testing services for BlueCare members throughout Tennessee effective February 1, 1998. BlueCare is BlueCross BlueShield of Tennessee's plan for Tenncare participants. Approximately 400,000 BlueCare members are currently covered by the program. To date, the Laboratory Benefit Management programs, including BlueCare and the Lab
Card Program, have more than 2.3 million lives enrolled. Revenue from Laboratory Benefit Management programs during the fourth quarter 1998 was $3.2 million or approximately 62% of total clinical revenue.

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

LabOne is assessing the Year 2000 preparation and contingency plans of the Company's clients and vendors. LabOne has material relationships and dependencies with its primary telecommunications provider, Sprint Corp., its inbound shipping provider, Airborne Express, and municipal services providers. In the event of a service interruption, the Company has the ability to switch telecommunications services to AT&T at any time, and maintains backup electrical generators capable of meeting its electrical needs. LabOne currently tracks and controls routing of its inbound specimens and can use United States Postal Service, airlines and other common carriers or express delivery services in the event of delivery problems with Airborne Express.
The Company currently maintains approximately an eight week supply of most laboratory supplies, and does not expect significant problems in obtaining supplies. The Company continues to review the Year 2000 plans of these providers, and does not currently expect significant problems in these areas; however, there can be no assurance that the systems of clients and vendors will be converted to address Year 2000 problems in a timely and effective manner or that such conversions will be compatible with the Company's computer systems.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See ITEM 14.(a).


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III
                                    --------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of LabOne as of May 31, 1999 are as follows:


Name                         Age                    Position
----                         ---                    --------

W. Thomas Grant II            49        Chairman of the Board of Directors,
                                        President, Chief Executive Officer
                                        and Director
Gregg R. Sadler, FSA          48        Executive Vice President-
                                        Administration, President -
                                        Insurance Laboratory Division,
                                        Secretary and Director
Robert D. Thompson            37        Executive Vice President, Chief
                                        Operating Officer,
                                        Chief Financial Officer and Director
Roger K. Betts                56        Executive Vice President - Sales -
                                        Insurance Laboratory Division
Thomas J. Hespe               42        Executive Vice President - Sales and
                                        Marketing, President-Clinical Sales
                                        and Marketing and Director
Carl W. Ludvigsen, Jr.        46        Executive Vice President - Corporate
 M.D., Ph.D., J.D.,                     Development and Chief Medical Officer
 FCAP, FCLM

Michael A. Peat, Ph.D.        51        Executive Vice President - Toxicology,
                                        and President-Substance Abuse Testing
                                        Division
Thomas H. Bienvenu II         49        Executive Vice President - Information
                                        Systems and Technology
Judith A. VonFeldt            52        Executive Vice President - Human
                                        Resource
Kurt E. Gruenbacher,          39        Vice President - Finance, Chief
 CPA, CMA, CFM                          Accounting Officer, Treasurer and
                                        Assistant Secretary
Joseph H. Brewer, M.D.        48        Director
William D. Grant              82        Director
Richard A. Rifkind, M.D.      68        Director
Richard S. Schweiker          72        Director
James R. Seward               46        Director
John E. Walker                61        Director
R. Dennis Wright, Esq.        56        Director

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

     Mr. Gruenbacher was appointed Assistant Secretary in May 1999 and Treasurer in November 1997. He was appointed Vice President - Finance and Chief Accounting Officer in May 1995. Mr. Gruenbacher served as Corporate Controller from 1994 to 1995, and Director, Financial Analysis and Budgets from 1993 to 1994.

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

Employment Agreements

     LabOne has Employment Agreements with Robert D. Thompson, Carl W. Ludvigsen Jr., Gregg R. Sadler and Thomas J. Hespe. Dr. Ludvigsen's Agreement provides for his employment for a two-year term ending in November 1998 and renewable annually thereafter for successive one-year terms unless LabOne elects not to extend the Agreement. Messrs. Thompson's and Sadler's
Agreements are renewable annually for one-year terms unless LabOne elects not to extend them and Mr. Hespe's Agreement is terminable by LabOne on thirty days' notice. The annual base salaries provided under the Agreements are $200,900 to Mr. Thompson, $230,900 to Dr. Ludvigsen, $150,900 to Mr. Sadler and $150,900 to Mr. Hespe. In the event that LabOne terminates Messrs. Thompson, Ludvigsen or Sadler without cause (as defined in the Agreements), LabOne will pay the terminated officer a lump sum severance payment equal to his base salary for the balance of the term of the Agreement, plus 50% of one year's annual base salary. If LabOne terminates Mr. Hespe without cause, LabOne will pay Mr. Hespe a severance payment equal to one year's base salary. If a change of control of LabOne (as defined in the Agreements) occurs at any time during which the executive officer is in LabOne's full-time employment, and within one year after such a change in control the executive officer's employment is terminated for any reason other than permanent disability, death or normal retirement, LabOne will pay the officer as termination compensation a lump sum amount equal to three times the officer's average annual compensation for the most recent five taxable years(subject to certain limitations prescribed in the Internal Revenue Code) and any remaining term of the officer's Agreement shall be canceled. The proposed merger of LabOne with and into Lab Holdings, Inc. does not constitute a change of control of LabOne within the meaning of the Agreements. Under each Agreement, the executive officer agrees not to compete with LabOne for a period of two years after the termination of his employment with LabOne.


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

4.5* Warrant to Purchase Shares of Common Stock of LabOne, Inc., issued to USA Managed Care Organization - attached as Exhibit (4.5) to the Registrant's Annual Report on Form 10-K dated March 30, 1999.

10.1* Registrant's 1997 Long Term Incentive Plan - attached as Exhibit (10.1) to the Registrant's Quarterly Report on Form 10-Q dated August 12, 1998. **

10.2* Form of Stock Option Agreement pursuant to the LabOne
      1997 Long-Term Incentive Plan.- attached as Exhibit (10.2) to the Registrant's Quarterly Report on Form 10-Q dated
      August 12, 1998. **

10.3* Registrant's Annual Incentive Plan - attached as Exhibit (10.3) to the Registrant's Annual Report on Form 10-K dated March 30, 1999. **

10.4* Registrant's Stock Plan for nonemployee directors - attached as Exhibit (A) to the Registrant's Proxy Statement dated April 10, 1992. ***

10.5* Form of Indemnification Agreement between the Registrant and its directors dated February 12, 1999 - attached as Exhibit (10.5) to the Registrant's Annual Report on Form 10-K dated March 30, 1999.




                                         PAGE 30
10.6* Form of Employment Agreement between the Registrant and its executive officers and certain key employees - attached as Exhibit (10) to the Registrant's Form 10-K Annual Report dated March 28, 1988. **

10.7* Amended Employment Agreement between the Registrant and
      Robert D. Thompson- attached as Exhibit (10.11) to the
      Registrant's Form 10-K Annual Report dated March 21, 1996. **

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

11. Statement regarding computation of per share earnings - see Note 1 of Notes to Consolidated Financial
      Statements, "Earnings Per Share."

21. Subsidiaries of Registrant - see Note 1 of Notes to Consolidated Financial Statements, "Principles of
      Consolidation and Basis of Presentation."

24.* Powers of Attorney - attached as Exhibit (24) to the Registrant's Annual Report on Form 10-K dated March 30, 1999.

27.* Financial Data Schedule - as submitted electronically by the Registrant in conjunction with this 1998 Form 10-K - attached as Exhibit (27) to the Registrant's Annual Report on Form 10-K dated March 30, 1999

99.*  Cautionary Statement under the Safe Harbor
      Provisions of the Private Securities Litigation
      Reform Act of 1995 - attached as Exhibit (99) to the Registrant's Annual Report on Form 10-K dated March 30, 1999.

         * Incorporated by reference pursuant to Rule 12b-23
        ** Management Compensatory Plan
       *** Non-Management Director Compensatory Plan

These exhibits may be obtained by stockholders of Registrant upon written request to LabOne, Inc., 10101 Renner Blvd., Lenexa, KS 66219.

(d)    Not applicable.

                                  SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Registrant has duly caused this Amendment No. 3 to be signed on its behalf by the undersigned, thereunto duly authorized.

LabOne, Inc.

By:     /s/ Robert D. Thompson                 By:     /s/ Kurt E. Gruenbacher
        ----------------------                         -----------------------
Robert D. Thompson                             Kurt E. Gruenbacher
Title:  Executive V.P., Chief                  Title:  V.P. Finance, CAO
Operating Officer and                          and Treasurer
Chief Financial Officer
Date:   June 17, 1999                           Date:   June 17, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No.3 has been signed below by the following persons on behalf of the Registrant on June 17, 1999 in the capacities indicated.

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

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

    Buildings                        30 years
    Laboratory equipment          3 - 5 years
    Data processing equipment     3 - 5 years
    Office equipment                  5 years







                                     PAGE 43
                           LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

Depreciation on the former facilities was suspended after the recognition of the impairment loss was recorded in December 1997. Depreciation expense for the years ended December 31 were recorded as follows:

                                         1998           1997           1996
                                      ---------      ---------      ---------
Cost of Sales                       $ 2,080,725      1,768,973      1,241,284
Selling, General and Administrative   1,329,642      2,003,885      2,027,750
                                      ---------      ---------      ---------
Total                               $ 3,410,367      3,772,858      3,269,034
                                      =========      =========      =========

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

Impairment of Long-lived Assets

When facts and circumstances indicate potential impairment, LabOne evaluates the recoverability of carrying values of long-lived assets, including intangibles, using estimates of undiscounted future cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. During December 1997, LabOne decided to dispose of its office and headquarters building and lab facility, which, net of accumulated depreciation, has been classified as real estate available-for-sale. LabOne plans to dispose of these facilities after moving to the new facility in early 1999. An impairment loss of $6,553,279 related to the anticipated sale was recorded in 1997 which reduced the carrying value to $3,515,000. No depreciation expense was recorded after the write-down of the facilities. At December 31, 1998, the Company has entered into real estate sales contracts to sell all real estate available-for-sale for $4,530,000.

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
                            ===========    =========    =========  ===========  ==========

(4)     Long-term Debt

Long-term debt consists of the following as of December 31, 1998:
  Taxable industrial revenue bonds, Series 1998A, principal
   payable annually through September 1, 2009, interest payable monthly at a rate adjusted weekly based on short- term
   United States treasury obligations (5.14% at December 31,
   1998), secured by the Company's facility    and an irrevo-
   cable bank letter of credit                                   $  20,000,000
  Various capital leases, principal and interest payable
  monthly through May 2003, interest ranging from 7% to 12%,
   collateralized by office equipment                                   54,446
                                                                 -------------
                    Total long-term debt                            20,054,446
  Less:
    Current portion                                                  1,860,168
    Unamortized discount                                                96,970
                   Long-term debt, net                           $  18,097,308
                                                                 =============
                                    PAGE 48

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

LabOne entered marketing agreements with two companies during 1998. In conjunction with these agreements, LabOne granted warrants for the purchase of 1,000,000 shares of common stock at an exercise price equal to the fair value of the stock at the grant date (500,000 shares at $17.00 and 500,000 shares at $15.44). A portion of the warrants become exercisable each quarter for five years provided certain conditions are met including achievement of certain levels of revenues. The Company will recognize expense, measured as the excess of fair value of the warrants over the exercise price at the date such warrants become exercisable. No warrants became exercisable in 1998. LabOne has reserved 1,000,000 shares of common stock for issuance of shares upon exercise of the warrants.

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

Operating income (loss) of each line of business is computed as sales less identifiable and allocated expenses. All expenses that can be identified as specific to a certain segment of business are charged to that segment. All shared resources and expenses are totaled and allocated to each segment based on the relative revenue of each segment each month. Allocated expenses include administrative salaries, information systems support, accounting, human resources and facilities. In computing operating income (loss) of lines of business, none of the following items have been added or deducted: general corporate expenses, investment income or other income (expenses).
Identifiable assets by line of business are those assets that are used in the Company's operations in each line of business. General corporate assets at December 31, 1997 and 1996 were primarily cash and investments, income taxes receivable, deferred income taxes and real estate available for sale. At December 31, 1998, general corporate assets were primarily construction in Progress (the new facility), cash, income taxes receivable, deferred income taxes and real estate available for sale.
































                                     PAGE 54
                         LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                         December 31, 1998, 1997 and 1996


Following is a summary of line of business information as of and for the years ended December 31, 1998, 1997, and 1996:

                                          1998          1997         1996
                                     ------------   -----------   -----------
Sales:
       Insurance services           $  69,149,050    61,997,817    50,800,650
       Clinical services               18,599,583     7,511,889     3,941,704
       Substance abuse testing         14,478,583     9,416,413     4,689,501
                                     ------------   -----------   -----------
                Total sales         $ 102,227,216    78,926,119    59,431,855
                                     ============   ===========   ===========
     Operating income (loss):
       Insurance services           $  20,630,337    18,507,849    12,610,224
       Clinical services               (6,187,744)   (8,303,741)   (7,967,348)
       Substance abuse testing            203,828      (933,832)   (1,235,982)
     General corporate expenses          (167,131)     (188,245)     (158,830)
     Investment income                    814,343     1,179,947     1,769,182
     Other expense, net                  (112,277)   (6,491,437)     (140,657)
                                     ------------   -----------   -----------
       Earnings before income taxes    15,181,356     3,770,541     4,876,589
     Income tax expense                 5,961,989     1,568,446     2,008,690
                                     ------------   -----------   -----------
Net earnings                        $   9,219,367     2,202,095     2,867,899
                                     ============   ===========   ===========
     Identifiable assets:
       Insurance services           $  29,295,799    25,020,052    24,327,970
       Clinical services                5,492,624     3,512,587     4,022,258
       Substance abuse testing          6,448,663     4,994,104     3,323,245
       General corporate assets        45,544,092    26,446,730    33,069,702
                                     ------------   -----------   -----------
                Total assets        $  86,781,178    59,973,473    64,743,175
                                     ============   ===========   ===========
     Capital expenditures:
       Insurance services           $   2,089,869     3,308,320     2,558,275
       Clinical services                  501,380       468,538       162,814
       Substance abuse testing            423,664       946,268       504,867
       General corporate               22,470,381     2,553,218           -
                                     ============   ===========   ===========
     Depreciation and amortization:
       Insurance services           $   2,560,962     3,185,661     2,504,472
       Clinical services                  797,385       940,223     1,141,210
       Substance abuse testing            810,291       644,531       368,622
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