Form 10-Q/A
period 1999-03-31
LABONE INC
filed 1999-06-18
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q/A







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






                                    Page 4

                         LabOne, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows

                                                       Three months ended
                                                            March 31,
                                                        1999         1998
                                                      ---------    ---------
Cash provided by (used for) operations:
   Net earnings                                     $ 1,947,023    2,000,063
   Adjustments to reconcile net earnings
    to net cash provided by operations:
      Depreciation and amortization                   1,269,072    1,084,285
      Provision for loss on accounts receivable         604,749      226,274
      Loss (gain) on disposal of
      Property and equipment                           (287,107)         127
      Deferred Income taxes                             875,484       25,187
   Changes in:
     Accounts receivable                             (1,565,413)  (3,019,852)
     Income taxes                                       104,430    1,113,197
     Inventories                                        437,719      309,781
     Prepaid expenses and other current assets           16,641       (8,219)
     Accounts payable                                  (464,305)   1,002,187
     Accrued payroll & benefits                      (1,065,562)  (1,551,064)
     Other Accrued expenses                           1,041,712      126,706
     Other current liabilities                           69,846       (8,364)
                                                     ----------    ----------
        Net cash provided by operations               2,984,289    1,300,308
                                                     ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments held to maturity               -      (4,467,421)
   Proceeds from maturities of investments held
     to maturity                                           -         701,894
   Property, plant and equipment, net                (3,854,833)  (1,724,596)
   Other                                                 (4,423)         537
                                                    ----------    ----------
        Net cash used for investment transactions    (3,859,256)  (5,489,586)
                                                     ----------   ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds
     from the exercise of stock options                    -          69,090
   Payments on long term debt - capital lease            (2,966)        -
   Cash dividends                                    (2,396,061)  (2,364,400)
                                                     ----------   ----------
        Net cash used for financing transactions     (2,399,027)  (2,295,310)
                                                     ----------    ----------
Effect of foreign currency translation                   14,510        9,338
                                                     ----------   ----------
        Net decrease in cash and cash equivalents    (3,259,484)  (6,475,250)
Cash and cash equivalents - beginning of period      10,177,740   18,284,672
                                                     ----------   ----------
Cash and cash equivalents - end of period          $  6,918,256   11,809,422
                                                     ==========   ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                       $  326,590         -
      Income Taxes                                   $  162,464      109,155
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

The insurance services division revenue increased $0.8 million due to the addition of SBSI revenue and growth in non laboratory services revenue, partially offset by lower laboratory and kit revenue. SBSI was acquired in October 1998 and contributed $1.9 million, and non laboratory services revenue increased $0.3 million over last year. Insurance laboratory testing revenue decreased $0.8 million as a result of reductions in volume and price. The total number of insurance applicants tested in the first quarter 1999 decreased by 4% as compared to the same quarter last year due to competitive pressures. Average revenue per applicant decreased 2.5% primarily due to price reductions and a shift in product mix to lower priced products. Kit and container revenue declined due to a decrease in the number of kits sold.

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

Selling, general and administrative expenses increased $1.1 million or 15% in the first quarter 1999 as compared to the prior year due primarily to the inclusion of SBSI and increases in bad debt, depreciation and moving expenses. Bad debt expense increased primarily due to the revenue growth in clinical and SAT segments which have inherently higher bad debt experience than the insurance testing segment. Insurance expenditures increased to $4.5 million for the quarter as compared to $4.1 million in 1998 primarily due to the addition of SBSI. Total clinical expenditures increased $0.8 million to $3.0 million in 1999 primarily due to an increase in corporate overhead allocations to $0.9 million in 1999 from $0.6 million in 1998 and an increase in bad debt expense. SAT expenditures were $1.1 million as compared to $1.0 million last year. On March 25, 1999, LabOne closed on the sale of its former laboratory facility, resulting in a net gain of $0.3 million. The gain resulted from the

                                     Page 9
sales price of $2.0 million being greater than originally anticipated. The $2.5 million sale of the former administration building is scheduled to be closed on June 1, 1999. Depreciation expense on the new facility is expected to be less than $0.3 million per quarter.

Earnings from operations increased from $3.1 million in the first quarter 1998 to $3.3 million in 1999. The clinical segment improved $1.0 million to an operating loss of $1.0 million. The SAT segment improved $0.1 million from an operating loss of $0.2 million in the first quarter 1998 to a loss of $0.1 million in 1999. The insurance segment declined $1.1 million to an operating profit of $4.2 million.

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

If the proposed merger between LabOne and Lab Holdings is consummated, the future dividend policy of the combined company in the merger will be determined by its new Board of Directors, a majority of whom will be independent non-management directors. Although nine of the eleven current LabOne directors are expected to continue as directors of the combined company, there can be no assurance as to any dividend determinations by that board in the future. That determination will be subject to the financial condition, operating results, and liquidity of the combined company and numerous other factors. In addition, the pursuit by the combined company of LabOne's growth and diversification strategy, the increased financial leverage that is expected to result from the merger, changes in the market for LabOne's products and services, negative impacts caused by other risks described in the Registration Statement on Form S-4 filed by Lab Holdings with the United States Securities and Exchange Commission on April 13, 1999 (File No. 333-

                                        Page 10
76131), which may be amended from time to time, or any of them singly or together with other factors could influence the board of the combined company to reduce or eliminate the quarterly dividend.

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

The total number of shares of LabOne stock held in treasury at March 31, 1999 was approximately 1.7 million at a total cost of $20.2 million or $11.97 per share. The Company had no short-term borrowings in the first quarter 1999. The Company expects to fund operations and future dividend payments from a combination of cash flows from operations, cash reserves and short term borrowings. Proceeds from the industrial revenue bond have been used to


                                        Page 11
finance the construction of the Company's new facility project. Interest on the bond is based on a taxable seven day variable rate and is currently approximately 5.7%. The Company expects to repay the bond over 11 years at $1.85 million per year plus interest. At March 31, 1999, LabOne had total cash and investments of $6.9 million as compared to $10.2 million at December 31, 1998.

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

                                     Page 12

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

27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this first quarter 1999 Form 10-Q attached as Exhibit (27) to the Registrant's Quarterly Report on Form 10-Q dated May 13, 1999.

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

     LabOne, Inc.

     Date:  June 18, 1999                   By  /s/ Kurt E. Gruenbacher
                                                ------------------------
                                                 Kurt E. Gruenbacher,
                                                 V.P. Finance, CAO
                                                 and Treasurer


     Date:  June 18, 1999                   By  /s/ Robert D. Thompson
                                                ------------------------
                                                 Robert D. Thompson,
                                                 Executive V.P., Chief
                                                 Operating Officer and
                                                 Chief Financial Officer




                                      Page 13