Form 10-K/A
period 1998-12-31
LABONE INC
filed 1999-07-02
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K/A

                              AMENDMENT NO. 4 TO
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

                                     PART I
                                     ------

ITEM 1  BUSINESS

General
-------

LabOne, Inc., a Delaware corporation, provides laboratory and investigative services for the insurance industry, clinical testing services for the healthcare industry and substance abuse testing services for employers. LabOne, Inc., together with its wholly-owned subsidiaries Lab One Canada Inc. and Systematic Business Services, Inc. (SBSI), hereinafter collectively referred to as either LabOne or the Company, is the largest provider of life insurance laboratory testing services in the United States and Canada. (See
Note 9 of Notes to Consolidated Financial Statements for financial information regarding foreign operations.)

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
                    =======            ======            ======

     (See Note 10 of Notes to Consolidated Financial Statements for operating income and identifiable assets by segment.)

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

                    Year ended December 31, (in millions)

                                      1998    1997*     1996
                                      ----    -----     ----
          Sales:
              United States          $95.7    $72.4    $53.1
              Canada                   6.5      6.6      6.4

          Operating Profit:
              United States           13.6      1.5      2.4
              Canada                   0.3      0.6      0.7

          Identifiable Assets:
              United States           83.5     56.5     62.1
              Canada                   2.8      3.2      2.7

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


                             Years Ended December 31,
                     (in thousands, except per share amounts)


                               1998      1997     1996     1995     1994
                               ----      ----     ----     ----     ----
Statement of Earnings Data:
  Sales                      $102,227   78,926   59,432   57,029   60,726
  Cost of sales                56,719   42,017   32,717   29,934   29,073
                              -------   ------   ------   ------   ------
  Gross profit                 45,508   36,909   26,715   27,095   31,653
  Selling, general and
   administrative expenses     31,579   28,211   23,623   24,908   24,821
  Loss provision*                 --     6,553       --       --       --
                              -------   ------   ------   ------   ------
Earnings from operations       13,929    2,144    3,092    2,188    6,833
Other income                      702    1,122    1,784    2,562    1,700
                              -------   ------   ------   ------   ------
  Earnings before income taxes 14,631    3,266    4,877    4,750    8,533
  Income taxes                  5,743    1,368    2,009    1,953    2,846
                              -------   ------   ------   ------   ------
  Net earnings               $  8,888    1,898    2,868    2,797    5,687
                             ========   ======   ======   ======   ======
  Diluted earnings
   per common share          $   0.67     0.14     0.22     0.21     0.43
                             ========   ======   ======   ======   ======
  Dividends per common share $   0.72     0.72     0.72     0.72     0.72
                             ========   ======   ======   ======   ======


Balance Sheet Data:
  Working capital              25,931   35,426   38,817   44,233   48,559
  Total assets                 85,726   59,670   64,743   70,048   76,758
  Long term debt               18,097        -        -        -        -
  Stockholders' equity         52,546   51,195   58,449   64,864   71,237


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


                                     PAGE 12

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

On July 1, 1999, the Company announced a restatement of earnings for the years ended December 31, 1997 and 1998. As requested by the staff of the Securities and Exchange Commission, the Company has changed the amortization schedule from fifteen years to five years on a customer list acquired during the first quarter 1997. The Company's original amortization period was based on historical performance, however the SEC has requested the amortization period be reduced to five years. The amortization expense of this asset was originally reported at $252,000 and $275,000 in 1997 and 1998, respectively, and has been restated to $757,000 and $826,000, respectively. This restatement is not the result of any changes in customer relationships and has no effect on any present or future cash flows.

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

Selling, general and administrative expenses increased $3.4 million, or 12%, in 1998 as compared to 1997 primarily due to increases in payroll expenses and bad debt accruals. Bad debt expense increased primarily due to the revenue growth in clinical and SAT segments which have inherently higher bad debt experience than the insurance testing segment. Clinical overhead expenditures were $10.3 million as compared to $7.5 million in 1997. SAT overhead increased from $3.3 million in 1997 to $4.3 million in 1998. These increases



                                     PAGE 13
are due to the growth in each segment. The allocation of corporate overhead to the clinical and SAT segments increased to $5.3 million for the year, as compared to $3.3 million in 1997, due to the increased share of total revenue for those segments. Insurance overhead expenditures decreased to $16.8 million as compared to $17.3 million in 1997.

In 1997, the Company recorded a one-time write-down of $6.6 million on the value of the laboratory and administrative buildings in anticipation of their sale. (See Note 1 of Notes to Consolidated Financial Statements.)

Operating income increased from $2.1 million in 1997 to $13.9 million in 1998. The insurance services segment operating income increased $2.0 million to $20.1 million in 1998. The clinical segment had an operating loss of $6.2 million for 1998 as compared to an operating loss of $8.3 million in 1997.
The SAT segment improved from an operating loss of $0.9 million in 1997 to a gain of $0.2 million in 1998.

Other income decreased $0.4 million in 1998 as compared to 1997, primarily due to lower investment income due to less funds available to invest. Average income tax expense was 39.3% of pretax income in 1998 as compared to 41.9% in 1997. The reduction is primarily due to an increase in LabOne's income from U.S. sources taxed at U.S. rates as compared to income taxed at higher foreign rates.

The combined effect of the above factors resulted in net earnings of $8.9 million, or $0.67 per share, in 1998 as compared to $1.9 million, or $0.14 per share, in 1997. Excluding the impact of the write-down in 1997, last year's net earnings would have been $5.8 million, or $0.44 per share.

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

                                     PAGE 14

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

Selling, general and administrative expenses increased $4.6 million, or 19%, in 1997 as compared to 1996 due primarily to increases in payroll expenses, travel and amortization expenses. Clinical overhead expenditures were $7.5 million as compared to $5.4 million in 1996. SAT overhead increased from $2.2 million in 1996 to $3.3 million in 1997. These increases are due to the growth in each segment.

In 1997, the Company recorded a one-time write-down of $6.6 million on the value of the laboratory and administrative buildings in anticipation of their sale. (See Note 1 of Notes to Consolidated Financial Statements.)

Operating income decreased from $3.1 million in 1996 to $2.1 million in 1997, primarily due to the $6.6 million write down, partially offset by an increase in the insurance segment operating income of $5.4 million. The clinical segment had an operating loss of $8.3 million for 1997 as compared to a loss of $8.0 million in 1996, due to a $0.6 million increase in corporate overhead allocation over 1996. The SAT segment improved from an operating loss of $1.2 million in 1996 to a loss of $0.9 million in 1997, including a $0.9 million increase in corporate overhead allocation over last year.

Other income decreased $0.7 million in 1997 as compared to 1996, due to lower investment income. Average income tax expense was 41.9% of pretax income in 1997 as compared to 41.2% in 1996.

The combined effect of the above factors resulted in net earnings of $1.9 million, or $0.14 per share, in 1997 as compared to $2.9 million, or $0.22 per share in 1996. Excluding the impact of the write-down, net income would have been $5.8 million, or $0.44 per share, in 1997.

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

                                     PAGE 15

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

During 1998, the Company invested $28.5 million in additional property, plant and equipment, as compared to $11.5 million in 1997 and $3.2 million in 1996. Of the amount spent in 1998, approximately $21.6 million was for construction the Company's new facility, and $3.0 million net cash was used in the purchase of SBSI. The 1997 amount included land purchased related to the new facility and the GIB Laboratories acquisition. As of April 1999, the new facility was completely operational. (See note 12 of Notes to Consolidated Financial Statements). Future capital asset purchases are expected to be approximately $5 million.

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

                                     PAGE 17
Under the merger agreement, LabOne shareholders (other than Lab Holdings) may elect to exchange each LabOne share for either one share of the combined company, $12.75 in cash, or a combination of shares and cash. Cash elections are subject to an aggregate cash limit of $16.6 million. It is expected that the combined company will need to borrow up to $13.6 million to satisfy cash elections in excess of $3 million. Additional cash could be needed if any Lab Holdings shareholders perfect dissenters' rights. These additional borrowings will increase annual interest expense and subject the combined company to the normal risks associated with debt financing. However, the amount of these borrowings is not expected to have a negative impact on earnings per share because the increased borrowing expense would be offset by the reduction in the number of shares of the combined company issued in the merger as a result of cash elections by LabOne stockholders. The additional financial leverage could also impair the ability of the combined company to pursue acquisition and growth strategies that would otherwise be available or impact future operating results due to higher debt service in the event that future acquisitions are completed. The loan agreement that provides for borrowings to finance the merger and existing LabOne loan agreements do not contain covenants that will directly prohibit the board of directors of the combined company from continuing Holdings' quarterly dividends at the current amount. However, the increased debt combined with other circumstances could cause the board of the combined company to reduce or discontinue the quarterly dividend. Other circumstances include negative operating results, acquisition or other expenditures or commitments incurred to continue LabOne's diversification and growth strategy, or the effect of general financial covenants contained in the loan agreement.

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

LabOne is assessing the Year 2000 preparation and contingency plans of the Company's clients and vendors. LabOne has material relationships and dependencies with its primary telecommunications provider, Sprint Corp., its inbound shipping provider, Airborne Express, and municipal services providers. In the event of a service interruption, the Company has the ability to switch telecommunications services to AT&T at any time, and maintains backup electrical generators capable of meeting its electrical needs. LabOne currently tracks and controls routing of its inbound specimens and can use United States Postal Service, airlines and other common carriers or express delivery services in the event of delivery problems with Airborne Express.
The Company currently maintains approximately an eight week supply of most laboratory supplies, and does not expect significant problems in obtaining supplies. The Company continues to review the Year 2000 plans of these providers, and does not currently expect significant problems in these areas; however, there can be no assurance that the systems of clients and vendors

                                 PAGE 18
will be converted to address Year 2000 problems in a timely and effective manner or that such conversions will be compatible with the Company's computer systems.

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

                                     PAGE 19
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

     Mr. Hespe has been a director of LabOne since 1995. Mr. Hespe was appointed President - Clinical Sales and Marketing and Executive Vice President - Sales and Marketing in 1995. From 1990 to 1995, Mr. Hespe served as Executive Vice President Sales and Marketing of Allscrips Pharmaceuticals, Vernon Hills, Illinois, a distributor of managed care pharmaceutical products

                                     PAGE 20
and services with annual revenues of approximately $70 million. Mr. Hespe's responsibilities with Allscrips included developing strategies for market expansion and developing business with managed care organizations, including hospitals, physicians, HMO organizations, third party administrators, consulting firms, self-insured employers and insurance companies.

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



                                     PAGE 21
     Mr. Seward has been a director of LabOne since 1995. Mr. Seward has been self-employed as an investment adviser and consultant since August 1998. From December 1996 to August 1998, Mr. Seward served as President, Chief Executive Officer and a director of SLH Corporation, Shawnee Mission, Kansas, an asset management company. SLH Corporation was a wholly-owned subsidiary of Lab Holdings, Inc. prior to its spin-off in March 1997. He was Executive Vice President of Lab Holdings, Inc. from 1993-1997 and served as its Chief Financial Officer from 1990-1997. Mr. Seward is also a director of Response Oncology, Inc. and Syntroleum Corporation and Concorde Career Colleges.

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

(d)    Not applicable.

                                  SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Registrant has duly caused this Amendment No. 4 to be signed on its behalf by the undersigned, thereunto duly authorized.

LabOne, Inc.

By:     /s/ Robert D. Thompson                 By:     /s/ Kurt E. Gruenbacher
        ----------------------                         -----------------------
Robert D. Thompson                             Kurt E. Gruenbacher
Title:  Executive V.P., Chief                  Title:  V.P. Finance, CAO
Operating Officer and                          and Treasurer
Chief Financial Officer
Date:   July 1, 1999                           Date:   July 1, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 4 has been signed below by the following persons on behalf of the Registrant on July 1, 1999 in the capacities indicated.

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

                           LABONE, INC. AND SUBSIDIARIES

                   Consolidated Financial Statements and Schedule

                         December 31, 1998, 1997 and 1996

                     (With Independent Auditors' Report Thereon)

                          LABONE, INC. AND SUBSIDIARIES

                                Table of Contents

                                                                        Page

Independent Auditors' Report                                              36

Consolidated Financial Statements:

       Consolidated Balance Sheets, December 31, 1998
          and 1997                                                        37

       Consolidated Statements of Earnings, Years ended
          December 31, 1998,1997 and 1996                                 39

       Consolidated Statements of Stockholders' Equity,
          Years ended December 31, 1998, 1997 and 1996                    40

       Consolidated Statements of Cash Flows, Years
          ended December 31, 1998, 1997 and 1996                          41

       Notes to Consolidated Financial Statements                         43

Schedule:
       Schedule II - Valuation and Qualifying Accounts                    58

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

KPMG LLP

Kansas City, Missouri
January 29, 1999, except as to
note 13, which is as of March 8, 1999

                        LABONE, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                          December 31, 1998 and 1997


                        Assets                        1998            1997
                                                  ------------    ------------

Current assets:
     Cash and cash equivalents                    $ 10,177,740      18,284,672
     Short-term investments (note 1)                      -          1,204,638
     Accounts receivable, net of allowance
       for doubtful accounts of $2,326,716 in
       1998 and $968,295 in 1997                    18,735,984      12,604,687
     Income taxes receivable                           282,229         508,704
     Inventories                                     1,798,481       2,203,471
     Real estate available-for-sale (note 1)         3,515,000       3,515,000
     Prepaid expenses and other current assets       2,504,768       2,279,619
     Deferred income taxes (note 6)                  3,972,575       3,299,387
                                                   -----------     -----------
          Total current assets                      40,986,777      43,900,178

Property, plant, and equipment:
     Land                                            2,379,334       2,379,334
     Laboratory equipment                           18,101,286      19,044,329
     Data processing equipment and software         18,878,942      17,130,254
     Office and transportation equipment             5,787,762       4,909,970
     Leasehold improvements                            700,842         492,684
     Construction in progress                       27,067,631            -
                                                   -----------     -----------
                                                    72,915,797      43,956,571

     Less accumulated depreciation                  35,983,169      33,515,280
                                                   -----------     -----------
          Net property, plant, and equipment        36,932,628      10,441,291
                                                   -----------     -----------
Other assets:
     Intangible assets, net of
       accumulated amortization (note 3)             7,414,319       4,725,141
     Bond issue costs, net of accumulated
       amortization of $5,823                          186,324            -
     Deferred income taxes - noncurrent (note 6)          -            522,505
     Deposits and miscellaneous                        206,127          80,497
                                                   -----------     -----------
          Total assets                            $ 85,726,175      59,669,612
                                                   ===========     ===========

                                                                   (Continued)




          See accompanying notes to consolidated financial statements.




                                     PAGE 37
                        LABONE, INC. AND SUBSIDIARIES

                    Consolidated Balance Sheets, Continued

                          December 31, 1998 and 1997


         Liabilities and Stockholders' Equity         1998            1997
                                                  ------------    ------------

Current liabilities:
     Accounts payable                              $ 4,353,733      3,326,451
     Retainage and construction accounts payable     3,809,193           -
     Accrued payroll and benefits                    4,148,593      4,530,235
     Other accrued expenses                            610,315        423,396
     Other current liabilities                         274,198        194,148
     Current portion of long-term debt (note 5)      1,860,168           -
                                                   -----------    -----------
          Total current liabilities                 15,056,200      8,474,230

Deferred income taxes (note 6)                          27,087           -
Long-term debt (note 5)                             18,097,308           -
                                                   -----------    -----------
          Total liabilities                         33,180,595      8,474,230
                                                   -----------    -----------

Commitments and Contingencies

Stockholders' equity:
     Preferred stock, $0.01 par value per
       share; 1,000,000 shares authorized,
       none issued                                        -              -
     Common stock, $0.01 par value per
       share; 40,000,000 shares authorized,
       15,000,000 shares issued (note 8)               150,000        150,000
     Additional paid-in capital                     14,099,066     13,723,250
     Accumulated other comprehensive income           (849,098)      (666,927)
     Retained earnings                              59,352,728     59,955,411
                                                   -----------    -----------
                                                    72,752,696     73,161,734
     Less treasury stock of 1,688,550 shares
       in 1998 and 1,874,706 shares in 1997,
       at cost                                      20,207,116     21,966,352
                                                   -----------    -----------
          Total stockholders' equity                52,545,580     51,195,382
                                                   -----------    -----------
          Total liabilities and
            stockholders' equity                  $ 85,726,175     59,669,612
                                                   ===========    ===========





See accompanying notes to consolidated financial statements.



                                     PAGE 38

                        LABONE, INC. AND SUBSIDIARIES

                      Consolidated Statements of Earnings

                  Years ended December 31, 1998, 1997 and 1996


                                          1998          1997          1996
                                      -----------    ----------    ----------

Sales                               $ 102,227,216    78,926,119    59,431,855
Cost of sales                          56,719,603    42,017,179    32,716,833
                                      -----------    ----------    ----------
        Gross profit                   45,507,613    36,908,940    26,715,022

Selling, general, and
  administrative expenses              31,578,759    28,211,389    23,622,545

Provision for loss on disposal
  of assets                                  -        6,553,279          -
                                      -----------    ----------    ----------
        Earnings from operations       13,928,854     2,144,272     3,092,477
                                      -----------    ----------    ----------

Other income (expenses):
   Investment income                      814,343     1,179,947     1,769,182
   Other, net                            (112,277)      (58,245)       14,930
                                      -----------    ----------    ----------
        Total other income, net           702,066     1,121,702     1,784,112
                                      -----------    ----------    ----------
        Earnings before income taxes   14,630,920     3,265,974     4,876,589
                                      -----------    ----------    ----------

Income taxes (benefit) (note 6):
   Current                              6,057,345     4,392,742     2,485,473
   Deferred                              (314,308)   (3,025,002)     (476,783)
                                      -----------    ----------    ----------
        Total income taxes              5,743,037     1,367,740     2,008,690
                                      -----------    ----------    ----------

        Net earnings                  $ 8,887,883     1,898,234     2,867,899
                                      ===========    ==========    ==========

Basic earnings per share              $      0.67          0.14          0.22
                                      ===========    ==========    ==========

Diluted earnings per share            $      0.67          0.14          0.22
                                      ===========    ==========    ==========

See accompanying notes to consolidated financial statements.









                                     PAGE 39
                        LABONE, INC. AND SUBSIDIARIES

            Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996

                                                        Accumulated
                                                          other
                                                      comprehensive
                                                         income -
                                          Additional      foreign                              Compre-       Total
                             Common      paid-in       currency    Retained    Treasury      hensive    stockholders'
                                stock      capital      translation  earnings     stock        income        equity
                              ---------   -----------   ----------- ----------  ----------    --------    ------------
Balance at December 31, 1995  $ 150,000   13,377,728     (545,818)  74,040,870  (22,158,451)               64,864,329
Comprehensive income:
     Net earnings                     -            -            -    2,867,899            -    2,867,899    2,867,899
     Adjustment from foreign
        currency translation          -            -        1,859            -            -        1,859        1,859
                                                                                              ----------
          Comprehensive income                                                                 2,869,758
                                                                                              ==========
Cash dividends ($.72 per share)       -            -            -   (9,414,332)           -                (9,414,332)
Net issuance of 30,149 shares
   of treasury stock                  -      168,393            -            -      (38,855)                  129,538
                              ---------   -----------   ----------- ----------  ------------              ------------
Balance at December 31, 1996    150,000    13,546,121     (543,959) 67,494,437   (22,197,306)              58,449,293
Comprehensive income:
     Net earnings                     -             -            -   1,898,234             -   1,898,234    1,898,234
     Adjustment from foreign
        currency translation          -             -     (122,968)          -             -    (122,968)    (122,968)
                                                                                              -----------
          Comprehensive income                                                                 1,775,266
                                                                                             ============
Cash dividends ($.72 per share)       -             -            -  (9,437,260)            -               (9,437,260)
Net issuance of 41,129 shares
   of treasury stock                  -        177,129           -           -       230,954                  408,083
                              ---------   -----------   ----------- ----------  -------------              -----------
Balance at December 31, 1997    150,000     13,723,250    (666,927) 59,955,411   (21,966,352)              51,195,382
Comprehensive income:
     Net earnings                     -             -            -   8,887,883             -    8,887,883   8,887,883
     Adjustment from foreign
        currency translation          -             -     (182,171)          -             -    (182,171)    (182,171)
                                                                                               ----------
          Comprehensive income                                                                 8,705,712
                                                                                              ==========
Cash dividends ($.72 per share)       -             -            -  (9,490,566)            -               (9,490,566)
Issuance of 168,885 shares of
   treasury stock related to
   acquisition                        -       275,050            -           -     1,724,950                2,000,000
Net issuance of 17,271 shares
   of treasury stock                  -       100,766            -           -        34,286                  135,052
                               ---------   -----------   ----------- ----------  ------------             ------------
Balance at December 31, 1998  $ 150,000    14,099,066     (849,098)  59,352,728  (20,207,116)              52,545,580
                               =========   ===========    ========== ==========  ============             ============

See accompanying notes to consolidated financial statements.
                                     PAGE 40

                        LABONE, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                Years ended December 31, 1998, 1997 and 1996

                                                       1998           1997           1996
                                                    ----------      ---------      ---------
Cash provided by (used for) operations:
   Net earnings                                    $ 8,887,883      1,898,234      2,867,899
   Adjustments to reconcile net earnings to net
   cash provided by operations, net of acquisitions:
      Depreciation and intangibles amortization      4,719,074      5,274,982      4,014,304
      Amortization of investment premiums              (36,767)      (251,233)      (103,146)
      Provision for loss on accounts receivable      1,502,571        571,192        493,760
      Deferred income taxes                           (315,215)    (3,033,682)      (476,783)
      (Gain) loss on disposal of equipment             (18,606)      (120,087)       155,587
      Provision for loss on disposal of assets            -         6,553,279           -
      Directors' stock compensation                     62,619         66,834         62,096
      Changes in:
         Accounts receivable                        (6,777,322)    (3,577,172)    (2,365,181)
         Income tax receivable                         226,475       (271,331)          -
         Inventories                                   404,990       (755,422)       173,093
         Prepaid expenses and other current assets    (201,551)      (442,454)       808,589
         Accounts payable                              886,932        355,075        863,000
         Income taxes payable                             -              -           (50,560)
         Accrued payroll and benefits                 (619,281)     1,727,669        830,091
         Other accrued expenses                        186,919         29,585       (508,486)
         Other current liabilities                      80,050         68,019        (23,668)
                                                    ----------      ---------      ---------
     Net cash provided by operations                 8,988,771      8,093,488      6,740,595
                                                    ----------      ---------      ---------
Cash provided by (used for) investment activities:
   Purchase of investments held-to-maturity         (5,461,090)   (15,893,902)   (15,752,895)
   Proceeds from maturities of investments
      held-to-maturity                               6,701,893     18,155,062     23,394,571
   Property, plant, and equipment additions, net   (25,485,294)    (6,676,615)    (3,225,956)
   Acquisition of businesses (note 3)               (2,967,883)    (4,815,889)          -
   Deposits and miscellaneous                           (5,147)       (57,295)        17,559
                                                    ----------      ---------      ---------
     Net cash provided by (used for)
        investment activities                      (27,217,521)    (9,288,639)     4,433,279
                                                    ----------      ---------      ---------
Cash provided by (used for) financing activities:
   Issuance of treasury stock, net of
      proceeds from exercise of stock options           72,433        341,249         67,442
   Proceeds from bond issue                         19,900,000           -              -
   Bond issue costs                                   (192,147)          -              -
   Payments on long-term debt                           (1,937)          -              -
   Cash dividends                                   (9,490,566)    (9,437,260)    (9,414,332)
                                                    ----------      ---------      ---------
     Net cash provided by (used for)
       financing activities                         10,287,783     (9,096,011)    (9,346,890)
                                                    ----------      ---------      ---------
Effect of foreign currency translation on cash        (165,965)       (71,544)        11,976
                                                    ----------      ---------      ---------
     Net increase (decrease) in cash and
        cash equivalents                            (8,106,932)   (10,362,706)     1,838,960
Cash and cash equivalents at beginning of year      18,284,672     28,647,378     26,808,418
                                                    ----------      ---------      ---------
Cash and cash equivalents at end of year          $ 10,177,740     18,284,672     28,647,378
                                                    ==========     ==========     ==========
                                                                                 (Continued)
                                    PAGE 41


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

Intangible Assets

Intangible assets are recorded at their acquisition cost, net of amortization. The patent process utilized in coating the plates on which blood and urine testing is performed was amortized on a straight-line basis over the estimated life of the patent (184 months at date of acquisition). The excess of cost over fair value of net assets acquired is being amortized on a straight-line basis over twenty years. Customer lists acquired are being amortized over five years.

Impairment of Long-lived Assets

When facts and circumstances indicate potential impairment, LabOne evaluates the recoverability of carrying values of long-lived assets, including intangibles, using estimates of undiscounted future cash flows at the lowest level for which there are identifiable cash flows over remaining asset lives. When impairment is indicated, any impairment loss is measured by the excess of carrying values over fair values. The fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties. During December 1997, LabOne decided to dispose of its office and headquarters building and lab facility, which, net of accumulated depreciation, has been classified as real estate available-for-sale. LabOne plans to dispose of these facilities after moving to the new facility in early 1999. An impairment loss of $6,553,279 related to the anticipated sale was recorded in 1997 which reduced the carrying value to $3,515,000. No depreciation expense was recorded after the write-down of the facilities. At December 31, 1998, the Company has entered into real estate sales contracts to sell all real estate available-for-sale for $4,530,000.

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

 (2)  Restatement of Consolidated Financial Statements
------------------------------------------------------
As requested by the staff of the Securities and Exchange Commission in the second quarter of 1999, the Company conducted a review of the useful life of certain intangible assets which arose in 1997 in connection with the acquisition described in the last paragraph of Note 3. The Company concluded that the life of such assets be changed from fifteen to five years and amortization be restated retroactively. The effect of this restatement is as follows (see Note 11 for restated quarterly data):
                         As of December 31, 1998      As of December 31, 1997
                         -----------------------      -----------------------
                        As Reported   As Restated    As Reported   As Restated
                        -----------   -----------    -----------   -----------
Earnings before taxes  $ 15,181,356    14,630,920     3,770,541     3,265,974
Net earnings              9,219,367     8,887,883     2,202,095     1,898,234
Diluted earnings per share     0.69          0.67          0.17          0.14

 (3)  Acquisitions and Intangible Assets
---------------------------------------
The cost and accumulated amortization of intangible assets at
December 31, 1998 and 1997 are as follows:
                                                1998             1997
                                           ------------       ----------
    Patent                                 $  8,000,000        8,000,000
       Accumulated amortization               8,000,000        7,782,574
                                           ------------       ----------
                                                      -          217,426
                                           ------------       ----------

    Customer list                          $  4,128,275        4,128,275
       Accumulated amortization               1,582,505          756,850
                                           ------------       ----------
                                              2,545,770        3,371,425
                                           ------------       ----------
    Excess of cost over fair value of
       assets acquired                        8,459,718        4,470,684
    Accumulated amortization                  3,591,169        3,334,394
                                           ------------       ----------
                                              4,868,549        1,136,290
                                           ------------       ----------
     Intangible assets, net of
          accumulated amortization         $  7,414,319        4,725,141
                                           ============       ==========
                                  PAGE 46
                         LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

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

The operating results of SBSI have been included in the consolidated statements of earnings from the date of acquisition. The following unaudited pro forma consolidated results of operations of the Company for the years ended December 31, 1998 and 1997 assumes the SBSI acquisition occurred as of January 1, 1997:

                                       1998              1997
                                   -----------        ----------
    Sales                       $  108,239,000        85,032,000
    Net earnings                     9,538,000         2,130,000
    Earnings per share:
       Basic                         0.72              0.16
       Diluted                       0.72              0.16
                                   ===========        ==========

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.


Effective January 30, 1997, LabOne acquired certain assets, including customer lists, of GIB Laboratories, Inc., a subsidiary of Prudential Insurance Company of America, for $4,815,889. Concurrently, Prudential's Individual Insurance Group agreed to use LabOne as its exclusive provider of risk assessment testing services for a period of three years. Of the total amount paid to Prudential, $4,128,275 was classified as customer lists and is being amortized over five years.













                                     PAGE 47
                          LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

(4)     Investment Securities
-----------------------------

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
                            ===========    =========    =========  ===========  ==========

(5)     Long-term Debt
----------------------
Long-term debt consists of the following as of December 31, 1998:
  Taxable industrial revenue bonds, Series 1998A, principal
   payable annually through September 1, 2009, interest payable monthly at a rate adjusted weekly based on short-term
   United States treasury obligations (5.14% at December 31,
   1998), secured by the Company's facility and an irrevo-
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

(6)     Income Taxes
--------------------

The components of income taxes and deferred taxes (benefit) applicable to temporary differences are as follows (for the years ended December 31):

                              1998           1997           1996
                           ----------      ---------      ---------
    Current:
       Federal            $ 4,853,744      3,452,979      1,878,022
       State                1,086,479        633,839        347,809
       Foreign                117,122        305,924        259,642
                            ----------     ----------     ----------
          Total current     6,057,345      4,392,742      2,485,473
                            ----------     ----------     ----------
    Deferred:
       Federal               (267,903)    (2,502,795)      (490,408)
       State                  (71,582)      (525,079)      (118,293)
       Foreign                 25,177          2,872        131,918
                            ----------     ----------     ----------
         Total deferred      (314,308)    (3,025,002)      (476,783)
                            ----------     ----------     ----------
                          $ 5,743,037      1,367,740      2,008,690
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

                         LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                         December 31, 1998, 1997 and 1996

Total income taxes differ from the amounts computed by applying the federal statutory income tax rate of 34% to earnings before income taxes for the following reasons (for the years ended December31):

                                       1998          1997          1996
                                    ---------     ---------     ---------

    Application of statutory
       income tax rate            $ 4,974,513     1,110,431     1,658,040
    Foreign taxes, net                  7,599        72,062       113,803
    State income taxes, net           656,077        62,563       151,481
    Tax-exempt interest                (5,788)      (18,730)      (44,708)
    Other, net                        110,636       141,414       130,074
                                    ---------     ---------     ---------

                                  $ 5,743,037     1,367,740     2,008,690
                                    =========     =========     =========

The tax effects of temporary differences that create significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                        1998          1997
                                                     ----------    ----------

  Deferred current income tax assets (liabilities):
    Unrealized loss on real estate
      available-for-sale                           $ 2,541,126      2,606,698
    Accrued vacation                                   303,180        253,832
    Accrued medical claims                              63,644         79,554
    Bad debts                                          925,635        384,600
    Inventory adjustment                                40,830         26,673
    Other items                                         98,160        (51,970)
                                                    ----------     ----------
           Total deferred current
            income tax assets, net                 $ 3,972,575      3,299,387
                                                    ==========     ==========

  Deferred noncurrent tax assets (liabilities):
   Depreciation and amortization                   $   432,536        522,505
   Acquired subsidiary cash to accrual adjustment     (196,438)           -
   Other items                                        (263,185)           -
                                                    ----------     ----------
            Total deferred noncurrent tax
             assets (liabilities), net             $   (27,087)       522,505
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

(7)   Benefit Plans
-------------------

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

(8)   Stock Options and Warrants
--------------------------------
LabOne has a long-term incentive plan which provides for granting awards, including stock options, for not more than 3,150,000 shares of LabOne common stock. LabOne has granted certain stock options which entitle the grantee to purchase shares for a price equal to the fair market value at date of grant with option periods up to ten years.

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


                                     PAGE 51
                         LABONE, INC. AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                         December 31, 1998, 1997 and 1996

A summary of the status of the Company's stock option plan as of December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                 1998                1997                1996
                        -------------------  --------------------  --------------------
                                  Weighted-             Weighted-             Weighted-
                         Number    average     Number    average    Number    average
                           of      exercise      of      exercise     of      exercise
    Fixed options        shares      price     shares      price    shares      price
---------------------  ---------  ---------  ---------  ---------  ---------  ---------
Outstanding at begin-
  ing of year          1,614,068   $ 14.30   1,459,559   $ 13.63   1,572,167    $ 13.07
Granted                  330,859     15.02     253,316     17.36     314,297      16.39
Exercised                (40,300)    10.64     (71,907)    10.84    (120,305)     10.67
Forfeited                (66,700)    17.87     (26,900)    15.95    (306,600)     14.74
                       ---------             ---------             ---------
Outstanding at
  end of year          1,837,927     14.38   1,614,068     14.30   1,459,559      13.63
                       =========  =========  =========  =========  =========  =========
Options exercisable
  at year-end            968,683  $  13.44     820,609  $  12.94     718,705  $   12.21
                       =========  =========  =========  =========  =========  =========

     The following table summarizes information about stock options at December 31, 1998.

                             Options outstanding               Options exercisable
                     -------------------------------------  -----------------------
                                  Weighted-
                                   average       Weighted-                Weighted-
                                   remaining      average                  average
       Range of         Number    contractual     exercise    Number       exercise
    exercise prices  outstanding  life (years)     price    exercisable     price
   ----------------  -----------  -----------   ----------  -----------  -----------
    $  9.88 -  9.88      188,583        2.0        $ 9.88       188,583      $ 9.88
      11.13 - 11.63      420,513        5.2         11.44       313,513       11.38
      13.38 - 14.13      154,397        6.3         13.93        85,618       13.95
      14.38 - 14.38      205,859        6.7         14.38       120,000       14.38
      14.75 - 15.22      241,000        9.3         15.04        24,000       14.75
      15.50 - 16.63      305,885        7.9         16.42       117,877       16.44
      16.69 - 23.88      321,690        7.4         18.65       119,092       19.96
                      ----------                             ----------
       9.88 - 23.88    1,837,927        6.5         14.38       968,683       13.44
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

(9)   Foreign Operations
------------------------

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
                            ===========    ===========     ==========

(10)  Business Segment Information
----------------------------------

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
































                                     PAGE 54
                         LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                         December 31, 1998, 1997 and 1996


Following is a summary of line of business information as of and for the years ended December 31, 1998, 1997, and 1996:

                                          1998          1997         1996
                                     ------------   -----------   -----------
Sales:
       Insurance services           $  69,149,050    61,997,817    50,800,650
       Clinical services               18,599,583     7,511,889     3,941,704
       Substance abuse testing         14,478,583     9,416,413     4,689,501
                                     ------------   -----------   -----------
                Total sales         $ 102,227,216    78,926,119    59,431,855
                                     ============   ===========   ===========
     Operating income (loss):
       Insurance services           $  20,079,901    18,003,282    12,610,224
       Clinical services               (6,187,744)   (8,303,741)   (7,967,348)
       Substance abuse testing            203,828      (933,832)   (1,235,982)
     General corporate expenses          (167,131)     (188,245)     (158,830)
     Investment income                    814,343     1,179,947     1,769,182
     Other expense, net                  (112,277)   (6,491,437)     (140,657)
                                     ------------   -----------   -----------
       Earnings before income taxes    14,630,920     3,265,974     4,876,589
     Income tax expense                 5,743,037     1,367,740     2,008,690
                                     ------------   -----------   -----------
Net earnings                        $   8,887,883     1,898,234     2,867,899
                                     ============   ===========   ===========
     Identifiable assets:
       Insurance services           $  28,240,796    24,515,485    24,327,970
       Clinical services                5,492,624     3,512,587     4,022,258
       Substance abuse testing          6,448,663     4,994,104     3,323,245
       General corporate assets        45,544,092    26,647,436    33,069,702
                                     ------------   -----------   -----------
                Total assets        $  85,726,175    59,669,612    64,743,175
                                     ============   ===========   ===========
     Capital expenditures:
       Insurance services           $   2,089,869     3,308,320     2,558,275
       Clinical services                  501,380       468,538       162,814
       Substance abuse testing            423,664       946,268       504,867
       General corporate               22,470,381     2,553,218           -
                                     ============   ===========   ===========
     Depreciation and amortization:
       Insurance services           $   3,111,398     3,690,228     2,504,472
       Clinical services                  797,385       940,223     1,141,210
       Substance abuse testing            810,291       644,531       368,622
                                     ============   ===========   ===========

                         LABONE, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                         December 31, 1998, 1997 and 1996

(11)  Quarterly Financial Data (Unaudited)
------------------------------------------

A summary of unaudited quarterly results of operations for 1998 and 1997 is as follows (in thousands except per share data):

                                           Three months ended
                          ---------------------------------------------------
                           March 31      June 30    September 30  December 31
                          ------------ ------------ ------------ ------------
1998:
    Sales                    $  23,333       25,762       25,834       27,298
    Gross profit                10,374       11,931       11,305       11,898
    Earnings before income
          taxes                  3,159        4,096        3,493        3,883
    Net earnings                 1,917        2,433        2,144        2,393
    Basic earnings per share      0.15         0.19         0.16         0.18
    Diluted earnings per share    0.14         0.18         0.16         0.18
    Dividends per share           0.18         0.18         0.18         0.18
                          ============ ============ ============ ============
1997:
    Sales                    $  17,740       20,307       19,728       21,151
    Gross profit                 8,290        9,671        9,064        9,884
    Earnings (loss) before
          income taxes           2,196        2,715        2,465       (4,110)
    Net earnings (loss)          1,304        1,604        1,453       (2,463)
    Basic earnings (loss)
          per share               0.10         0.12         0.11        (0.19)
    Diluted earnings (loss)
          per share               0.10         0.12         0.11        (0.19)
    Dividends per share           0.18         0.18         0.18         0.18
                          ============ ============ ============= ===========

(12)  Commitments and Contingencies
-----------------------------------

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

(13)  Subsequent Event - Merger Agreement
-----------------------------------------

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