Form 10-K/A
period 1998-12-31
LABONE INC
filed 1999-07-02
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K/A

                              AMENDMENT NO. 5 TO
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

             Year ended December 31, (in millions, as restated)

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


                             Years Ended December 31,
             (as restated, in thousands, except per share amounts)


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

11. Statement regarding computation of per share earnings - see Note 1 of Notes to Consolidated Financial
      Statements, "Earnings Per Share."

21. Subsidiaries of Registrant - see Note 1 of Notes to Consolidated Financial Statements, "Principles of
      Consolidation and Basis of Presentation."

24.* Powers of Attorney - attached as Exhibit (24) to the Registrant's Annual Report on Form 10-K dated
      March 30, 1999.

27.* Financial Data Schedule - as submitted electronically by the Registrant in conjunction with this 1998 Form
      10-K - attached as Exhibit (27) to the Registrant's
      Annual Report on Form 10-K/A dated July 1, 1999.

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

(d)    Not applicable.

                                  SIGNATURES
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Registrant has duly caused this Amendment No. 5 to be signed on its behalf by the undersigned, thereunto duly authorized.

LabOne, Inc.

By:     /s/ Robert D. Thompson                 By:     /s/ Kurt E. Gruenbacher
        ----------------------                         -----------------------
Robert D. Thompson                             Kurt E. Gruenbacher
Title:  Executive V.P., Chief                  Title:  V.P. Finance, CAO
Operating Officer and                          and Treasurer
Chief Financial Officer
Date:   July 2, 1999                           Date:   July 2, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 5 has been signed below by the following persons on behalf of the Registrant on July 2, 1999 in the capacities indicated.

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

                                 (as restated)

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

As discussed in Note 2, the accompanying consolidated financial statements as of December 31, 1998 and 1997 and for the years then ended have been restated.

KPMG LLP

Kansas City, Missouri
June 30, 1999









                                     PAGE 36
                        LABONE, INC. AND SUBSIDIARIES

                    Consolidated Balance Sheets (as restated)

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

               Consolidated Balance Sheets (as restated), Continued

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

                Consolidated Statements of Earnings (as restated)

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









                                     PAGE 39
                        LABONE, INC. AND SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity (as restated)

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
                               =========   ===========    ========== ==========  ============             ============

See accompanying notes to consolidated financial statements.
                                     PAGE 40

                        LABONE, INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (as restated)
                Years ended December 31, 1998, 1997 and 1996

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
                                                    ==========     ==========     ==========
                                                                                 (Continued)
                                    PAGE 41


                      LABONE, INC. AND SUBSIDIARIES
        Consolidated Statements of Cash Flows (as restated), Continued
                Years ended December 31, 1998, 1997 and 1996

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

























                                     PAGE 42

                           LABONE, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements (as restated)
                         December 31, 1998, 1997 and 1996

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

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets as follows:

    Buildings                        30 years
    Laboratory equipment          3 - 5 years
    Data processing equipment     3 - 5 years
    Office equipment                  5 years

Depreciation on the former facilities was suspended after the recognition of the impairment loss was recorded in December 1997. Depreciation expense




                                     PAGE 43
                           LABONE, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (as restated)
                         December 31, 1998, 1997 and 1996

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

                                      PAGE 44
                           LABONE, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (as restated)
                         December 31, 1998, 1997 and 1996

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



                                     PAGE 45
                         LABONE, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (as restated)
                         December 31, 1998, 1997 and 1996

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
                         As of December 31, 1998      As of December 31, 1997
                         -----------------------      -----------------------
                        As Reported   As Restated    As Reported   As Restated
                        -----------   -----------    -----------   -----------
Earnings before taxes  $ 15,181,356    14,630,920     3,770,541     3,265,974
Net earnings              9,219,367     8,887,883     2,202,095     1,898,234
Basic earnings per share       0.70          0.67          0.17          0.14
Diluted earnings per share     0.69          0.67          0.17          0.14

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
                                           ============       ==========
                                  PAGE 46
                         LABONE, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (as restated)
                         December 31, 1998, 1997 and 1996

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













                                     PAGE 47
                          LABONE, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (as restated)
                         December 31, 1998, 1997 and 1996

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
                                                                 =============
                                    PAGE 48

                         LABONE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (as restated)

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
                            =========      =========      ==========










                                     PAGE 49

                         LABONE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (as restated)

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



                                     PAGE 50

                          LABONE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (as restated)

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


                                     PAGE 51
                         LABONE, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (as restated)
                         December 31, 1998, 1997 and 1996

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

                                     PAGE 52


                         LABONE, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (as restated)
                         December 31, 1998, 1997 and 1996

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


                                     PAGE 53

                         LABONE, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (as restated)
                         December 31, 1998, 1997 and 1996

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
































                                     PAGE 54
                         LABONE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (as restated)

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
                                     ============   ===========   ===========

                         LABONE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (as restated)

                         December 31, 1998, 1997 and 1996

(11)  Quarterly Financial Data (Unaudited)
------------------------------------------

A summary of unaudited quarterly results of operations for 1998 and 1997 is as follows (as restated, in thousands except per share data, see Note 2):

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

                          LABONE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (as restated)

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