Form 10-Q/A
period 1999-03-31
LABONE INC
filed 1999-07-02
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q/A






                       AMENDMENT NO.2 TO
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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








                                  Page 1 of 13

                        PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                              LabOne, Inc. and Subsidiaries
                               Consolidated Balance Sheets
                                                                   March 31,     December 31,
                                                                      1999            1998
ASSETS                                                             ---------        ---------
Current assets:
   Cash and cash equivalents                                      $6,918,256       10,177,740
   Accounts receivable-trade, net of allowance for doubtful
     accounts of $2,863,670 in 1999 and $2,326,716 in 1998        19,696,648       18,735,984
   Income taxes receivable                                           177,799          282,229
   Inventories                                                     1,360,762        1,798,481
   Real estate available for sale                                  1,793,207        3,515,000
   Prepaid expenses and other current assets                       2,488,127        2,504,768
   Deferred income taxes                                           3,284,203        3,972,575
                                                                  ----------       ----------
      Total current assets                                        35,719,002       40,986,777
Property, plant and equipment                                     76,360,991       72,915,797
   Less accumulated depreciation                                  34,652,381       35,983,169
                                                                  ----------       ----------
      Net property, plant and equipment                           41,708,610       36,932,628
Other assets:
   Intangible assets, net of accumulated amortization              7,102,158        7,414,319
Bond issue costs, net of accumulated amortization
     of $10,190 in 1999 and $5,823 in 1998                           181,957          186,324
   Deposits and other assets                                         210,550          206,127
                                                                   ---------       ----------
      Total assets                                               $84,922,277       85,726,175
                                                                  ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $ 5,310,712        4,353,733
   Retainage and construction payable                              3,473,065        3,809,193
   Current portion of long-term debt                               1,862,602        1,860,168
   Accrued payroll and benefits                                    3,083,031        4,148,593
   Other accrued expenses                                            566,871          610,315
   Other current liabilities                                         344,044          274,198
                                                                   ----------      ----------
      Total current liabilities                                   14,640,325       15,056,200
   Long-term debt                                                 18,094,181       18,097,308
   Deferred income taxes - noncurrent                                169,377           27,087
                                                                  ----------       ----------
      Total liabilities                                           32,903,883       33,180,595
Stockholders' equity:
   Preferred stock, $.01 par value per share;
     1,000,000 shares authorized, none issued                            -                -
   Common stock, $.01 par value per share; 40,000,000 shares
     authorized, 15,000,000 shares issued                            150,000          150,000
   Additional paid-in capital                                     14,099,066       14,099,066
   Equity adjustment from foreign currency translation              (833,623)        (849,098)
   Retained earnings                                              58,810,067       59,352,728
                                                                  ----------       ----------
                                                                  72,225,510       72,752,696
   Less treasury stock of 1,688,550 shares in
     1999 and 1998                                                20,207,116       20,207,116
                                                                  ----------       ----------
      Total stockholders' equity                                  52,018,394       52,545,580
                                                                  ----------       ----------
      Total liabilities and stockholders' equity                 $84,922,277      $85,726,175
                                                                  ==========       ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 2


                        LabOne, Inc. and Subsidiaries
                     Consolidated Statements of Earnings


                                                 Three months ended March 31,
                                                       1999           1998
                                                    ----------     ----------

Sales                                             $ 27,328,085     23,333,434

Cost of sales                                       15,651,339     12,958,948
                                                    ----------     ----------
     Gross profit                                   11,676,746     10,374,486

Selling, general and administrative expenses         8,564,085      7,448,411
                                                    ----------     ----------
     Earnings from operations                        3,112,661      2,926,075

Interest expense                                      (289,673)          -
Interest income and other                               87,675        232,899
                                                    ----------     ----------
     Earnings before income taxes                    2,910,663      3,158,974

Income tax expense                                   1,057,263      1,241,782
                                                    ----------     ----------
     Net earnings                                  $ 1,853,400      1,917,192
                                                    ==========     ==========


Basic earnings per common share                        $ 0.14           0.15
                                                       ======         ======
Diluted earnings per common share                      $ 0.14           0.14
                                                       ======         ======

Dividends per common share                             $ 0.18           0.18
                                                       ======         ======

Basic weighted average common shares outstanding   13,311,450     13,134,883
                                                   ==========     ==========

Diluted weighted average common shares outstanding 13,339,471     13,318,945
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


                         LabOne, Inc. and Subsidiaries
                Consolidated Statement of Stockholders' Equity
                      Three Months Ended March 31, 1999

                                              Accumulated
                                  Additional     other                                Total
                         Common     paid-in  comprehensive  Retained     Treasury   stockholders' Comprehensive
                         stock      capital      income     earnings       stock      equity         income
Balance at
  December 31, 1998    $150,000   14,099,066   (849,098)   59,352,728   (20,207,116)  52,545,580
Comprehensive income:
  Net earnings                                              1,853,400                  1,853,400      1,853,400
  Equity adjustment
   from foreign
   currency translation                          15,475                                   15,475         15,475
                                                                                                      ---------
Comprehensive income                                                                                  1,868,875
                                                                                                      =========
Cash dividends
   ($0.18 per share)                                       (2,396,061)                (2,396,061)
                       --------   ----------  ---------   -----------   ----------   -----------
Balance at
   March 31, 1999      $150,000   14,099,066   (833,623)   58,810,067   (20,207,116)  52,018,394
                       ========   ==========   =========   ==========   ===========   ==========





















See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.






                         LabOne, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows

                                                       Three months ended
                                                            March 31,
                                                        1999         1998
                                                      ---------    ---------
Cash provided by (used for) operations:
   Net earnings                                     $ 1,853,400    1,917,192
   Adjustments to reconcile net earnings
    to net cash provided by operations:
      Depreciation and amortization                   1,406,681    1,221,894
      Provision for loss on accounts receivable         604,749      226,274
      Loss (gain) on disposal of
      Property and equipment                           (287,107)         127
      Deferred Income taxes                             831,498      (29,551)
   Changes in:
     Accounts receivable                             (1,565,413)  (3,019,852)
     Income taxes                                       104,430    1,113,197
     Inventories                                        437,719      309,781
     Prepaid expenses and other current assets           16,641       (8,219)
     Accounts payable                                  (464,305)   1,002,187
     Accrued payroll & benefits                      (1,065,562)  (1,551,064)
     Other Accrued expenses                           1,041,712      126,706
     Other current liabilities                           69,846       (8,364)
                                                     ----------    ----------
        Net cash provided by operations               2,984,289    1,300,308
                                                     ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments held to maturity               -      (4,467,421)
   Proceeds from maturities of investments held
     to maturity                                           -         701,894
   Property, plant and equipment, net                (3,854,833)  (1,724,596)
   Other                                                 (4,423)         537
                                                    ----------    ----------
        Net cash used for investment transactions    (3,859,256)  (5,489,586)
                                                     ----------   ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds
     from the exercise of stock options                    -          69,090
   Payments on long term debt - capital lease            (2,966)        -
   Cash dividends                                    (2,396,061)  (2,364,400)
                                                     ----------   ----------
        Net cash used for financing transactions     (2,399,027)  (2,295,310)
                                                     ----------    ----------
Effect of foreign currency translation                   14,510        9,338
                                                     ----------   ----------
        Net decrease in cash and cash equivalents    (3,259,484)  (6,475,250)
Cash and cash equivalents - beginning of period      10,177,740   18,284,672
                                                     ----------   ----------
Cash and cash equivalents - end of period          $  6,918,256   11,809,422
                                                     ==========   ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                       $  326,590         -
      Income Taxes                                   $  162,464      109,155
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

Business Segment Information
----------------------------
The company operates in three lines of business: insurance risk appraisal testing, clinical diagnostic testing and substance abuse testing. The following table presents selected financial information for each segment:

                                        Three Months Ended March 31,
                                             1999         1998
                                             ----         ----
Sales:
   Insurance                            $ 17,584,247    16,822,452
   Clinical                                5,957,526     3,654,043
   Substance abuse testing                 3,786,312     2,856,939
                                          ----------    ----------
Total sales                             $ 27,328,085    23,333,434
                                          ==========    ==========
Operating income (loss):
   Insurance                            $  4,014,225     5,074,656
   Clinical                                 (958,778)   (1,935,046)
   Substance abuse testing                  (118,940)     (178,786)
   General corporate income (expense)        176,154       (34,748)
                                           ---------     ---------
Total earnings from operations             3,112,661     2,926,077
   Other income (expense)                   (201,998)      232,899
                                           ---------     ---------
Earnings before income taxes            $  2,910,663     3,158,976
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



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------
                        Selected Financial Data

                                      Three Months Ended       % Increase
                                          March 31,             (Decrease)
                                      1999          1998
                                   -----------   -----------   ----------
   Sales                          $ 27,328,085    23,333,434         17%
   Net earnings                      1,853,400     1,917,192         (3%)
   Diluted earnings per common share   $0.14          0.14
   Cash dividends per common share     $0.18          0.18

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


                                     Page 8
On July 1, 1999, the Company announced a restatement of earnings for the years ended December 31, 1997 and 1998, and for the quarters ended March 31, 1999 and 1998. As requested by the staff of the Securities and Exchange Commission, the Company has changed the amortization schedule from fifteen years to five years on a customer list acquired during the first quarter 1997. The Company's original amortization period was based on historical performance, however the SEC has requested the amortization period be reduced to five years. The amortization expense was originally reported at $69,000 in the first quarter 1999 and 1998, and has been restated to $206,000 in both periods. This restatement is not the result of any changes in customer relationships and has no effect on any present or future cash flows.

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


Selling, general and administrative expenses increased $1.1 million or 15% in the first quarter 1999 as compared to the prior year due primarily to the inclusion of SBSI and increases in bad debt, depreciation and moving expenses. Bad debt expense increased primarily due to the revenue growth in clinical and SAT segments which have inherently higher bad debt experience than the insurance testing segment. Insurance expenditures increased to $4.6 million for the quarter as compared to $4.2 million in 1998 primarily due to the addition of SBSI. Total clinical expenditures increased $0.8 million to $3.0 million in 1999 primarily due to an increase in corporate overhead allocations to $0.9 million in 1999 from $0.6 million in 1998 and an increase in bad debt expense. SAT expenditures were $1.1 million as compared to $1.0 million last year. On March 25, 1999, LabOne closed on the sale of its former laboratory facility, resulting in a net gain of $0.3 million. The gain resulted from the sales price of $2.0 million being greater than originally anticipated. The $2.5 million sale of the former administration building is scheduled to be closed on June 1, 1999. Depreciation expense on the new facility is expected to be less than $0.3 million per quarter.

Earnings from operations increased from $2.9 million in the first quarter 1998 to $3.1 million in 1999. The clinical segment improved $1.0 million to an operating loss of $1.0 million. The SAT segment improved $0.1 million from an operating loss of $0.2 million in the first quarter 1998 to a loss of $0.1 million in 1999. The insurance segment declined $1.1 million to an operating profit of $4.0 million.

Non operating expense increased $0.4 million primarily due to interest expense on the industrial revenue bonds and a reduction in capital available for investment. The effective income tax rate declined from 39% in 1998 to 36% in 1999 due to state income tax incentives.

The combined effect of the above factors resulted in net earnings of $1.9 million or $0.14 per share in the first quarter 1999 as compared to $1.9 million or $0.14 per share in the same period last year.

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

One effect of the merger will be to add transaction goodwill to the balance sheet of the combined company in an estimated amount ranging from about $22.2 million to $24.9 million. This transaction goodwill reflects the expected difference between the cost of LabOne shares that Lab Holdings will be treated as acquiring in the merger and the fair value of the LabOne net assets allocated to these acquired shares. If the merger is consummated, the combined company's balance sheet will also include about $6.0 million in existing historical goodwill that currently is a Lab Holdings asset that resulted from Holding's prior acquisitions of LabOne stock. Following the merger, this historical and transaction goodwill is expected to negatively impact reported earnings of the combined company at an estimated annual rate from about $2.6 million to $2.8 million until the historical goodwill is fully amortized in April 2003, and thereafter at an estimated annual rate from about $1.1 million to $1.3 million until the 20th anniversary of the merger. The

                                        Page 11
amounts in this paragraph are hypothetical assuming that the merger had occurred as shown on the pro forma financial statements included in the above Registration Statement. The actual amount of goodwill incurred in the merger will depend on the number of combined company shares issued in the merger, the actual amount of transaction costs and the fair value of the LabOne net assets at the time of the merger.

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

There can be no assurance that the Company's adjustments to its computer systems will completely eliminate all Year 2000 problems. Failure to properly
                                     Page 12
address the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     LabOne, Inc.

     Date:  July 1, 1999                   By  /s/ Kurt E. Gruenbacher
                                                ------------------------
                                                 Kurt E. Gruenbacher,
                                                 V.P. Finance, CAO
                                                 and Treasurer

     Date:  July 1, 1999                   By  /s/ Robert D. Thompson
                                                ------------------------
                                                 Robert D. Thompson,
                                                 Executive V.P., Chief
                                                 Operating Officer and
                                                 Chief Financial Officer
                                      Page 13