Form 10-Q/A
period 1999-03-31
LABONE INC
filed 1999-07-02
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q/A






                       AMENDMENT NO. 3 TO
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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








                                  Page 1 of 13

                        PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                              LabOne, Inc. and Subsidiaries
                         Consolidated Balance Sheets (as restated)
                                                                   March 31,     December 31,
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


                        LabOne, Inc. and Subsidiaries
                     Consolidated Statements of Earnings
                               (as restated)

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


                                   Page 3

                         LabOne, Inc. and Subsidiaries
                Consolidated Statement of Stockholders' Equity (as restated)
                      Three Months Ended March 31, 1999

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






                                    Page 4

                         LabOne, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                (as restated)
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
                                                     ==========    ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                 Page 5
                        LabOne, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements (as restated)
                          March 31, 1999 and 1998

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

As requested by the staff of the Securities and Exchange Commission in the second quarter of 1999, the Company conducted a review of the useful life of certain intangible assets which arose in 1997 in connection with the acquisition described in the last paragraph of Note 3. The Company concluded that the life of such assets be changed from fifteen to five years and amortization be restated retroactively. The effect of this restatement is as follows:
                       Period ended March 31, 1999  Period ended March 31, 1998
                         -----------------------      -----------------------
                        As Previously               AS Previously
                          Reported    As Restated      Reported    As Restated
                        -----------   -----------    -----------   -----------
Earnings before taxes   $ 3,048,272     2,910,663     3,296,583     3,158,974
Net earnings              1,947,023     1,853,400     2,000,063     1,917,192
Basic earnings per share       0.15          0.14          0.15          0.15
Diluted earnings per share     0.15          0.14          0.15          0.14

Effective October 30, 1998, LabOne acquired SBSI, a Missouri corporation. SBSI provides telephone inspections, motor vehicle reports, attending physician statements and claims investigation services to life and health insurers nationwide.

LabOne is currently 80.5% owned by Lab Holdings, Inc. On March 8, 1999, LabOne and Lab Holdings jointly announced that the Boards of Directors of both companies had approved an agreement to merge the two companies. If consummated, the proposed merger will have several effects which are fully discussed in the Registration Statement on Form S-4 filed by Lab Holdings with the United States Securities and Exchange Commission on April 13, 1999 (File No. 333-76131), which may be amended from time to time. Representatives of Lab Holdings negotiated the merger with a Special Committee of independent directors of LabOne that was established to represent the interests of the holders of the 19.5% of common stock of LabOne not owned by Lab Holdings. The Special Committee, which had the assistance of independent legal and financial advisors, also approved the merger agreement and recommended its approval by the LabOne board and stockholders. The merger is expected to close in July
                                     Page 6
following the satisfaction of a number of closing conditions. These include approval by the holders of two-thirds of the outstanding Lab Holdings shares and a majority of the shares voted by LabOne stockholders other than Lab Holdings and its affiliates. Financing must also be obtained sufficient to satisfy cash elections after the use of available cash of LabOne and Lab Holdings

     Forward Looking Statements
This Quarterly report on Form 10-Q may contain "forward-looking statements," including projections, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume and pricing of laboratory tests performed by the Company, competition, the extent of market acceptance of the Company's testing services in the healthcare and substance abuse testing industries, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the Cautionary Statement filed as exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     Business Segment Information
The company operates in three lines of business: insurance risk appraisal testing, clinical diagnostic testing and substance abuse testing. The following table presents selected financial information for each segment:
       (as restated)                    Three Months Ended March 31,
                                             1999         1998
                                             ----         ----
Sales:
   Insurance                            $ 17,584,247    16,822,452
   Clinical                                5,957,526     3,654,043
   Substance abuse testing                 3,786,312     2,856,939
                                          ----------    ----------
Total sales                             $ 27,328,085    23,333,434
                                          ==========    ==========
Operating income (loss):
   Insurance                            $  4,014,225     5,074,655
   Clinical                                 (958,778)   (1,935,046)
   Substance abuse testing                  (118,940)     (178,786)
   General corporate income (expense)        176,154       (34,748)
                                           ---------     ---------
Total earnings from operations             3,112,661     2,926,075
   Other income (expense)                   (201,998)      232,899
                                           ---------     ---------
Earnings before income taxes            $  2,910,663     3,158,974
                                           =========     =========
Company assets classified as corporate increased significantly due to bond proceeds and construction of the new facility. There were no material changes in assets in the other segments, or in the basis of segmentation or measurement of segment operating income or loss.

         Contingencies     Tax Assessment
The Comptroller of the State of Texas has conducted an audit of LabOne for sales tax compliance and contends that LabOne's insurance laboratory testing services are taxable under the Texas tax code and has issued an audit assessment, including interest and penalties, of approximately $1.9 million. The Company has appealed this assessment arguing that its services do not fit
                                    Page 7
within the definition of insurance services under the Texas code. The assessment is under review by the Texas State Hearing Attorney. At this time, the Company is unable to estimate the possible liability, if any, that may be incurred as a result of this assessment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.
RESULTS OF OPERATIONS
---------------------
                        Selected Financial Data (as restated)

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


                                     Page 9

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


                                        Page 10

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

     LabOne, Inc.

     Date:  July 2, 1999                   By  /s/ Kurt E. Gruenbacher
                                                ------------------------
                                                 Kurt E. Gruenbacher,
                                                 V.P. Finance, CAO
                                                 and Treasurer

     Date:  July 2, 1999                   By  /s/ Robert D. Thompson
                                                ------------------------
                                                 Robert D. Thompson,
                                                 Executive V.P., Chief
                                                 Operating Officer and
                                                 Chief Financial Officer
                                      Page 13