Form 10-Q
period 1999-06-30
LABONE INC
filed 1999-07-30
CIK 816151

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q





        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For quarterly period ended   June 30, 1999
                                           --------------




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

Number of shares outstanding of the only class of Registrant's common stock, $.01 par value, as of July 30, 1999 - 13,317,211 net of 1,682,789 shares held as treasury stock.










                                  Page 1 of 15

                        PART I.  FINANCIAL INFORMATION
ITEM 1 - Financial Statements
                        LabOne, Inc. and Subsidiaries
                         Consolidated Balance Sheets
                                                                    June 30,     December 31,
                                                                      1999            1998
ASSETS                                                             ---------        ---------
Current assets:
   Cash and cash equivalents                                      $5,253,522       10,177,740
   Accounts receivable-trade, net of allowance for doubtful
     accounts of $2,994,958 in 1999 and $2,326,716 in 1998        18,538,021       18,735,984
   Income taxes receivable                                         2,183,166          282,229
   Inventories                                                     1,160,117        1,798,481
   Real estate available for sale                                         -         3,515,000
   Prepaid expenses and other current assets                       2,733,470        2,504,768
   Deferred income taxes                                           2,095,546        3,972,575
                                                                  ----------       ----------
      Total current assets                                        31,963,842       40,986,777
Property, plant and equipment                                     78,345,672       72,915,797
   Less accumulated depreciation                                  36,001,843       35,983,169
                                                                  ----------       ----------
      Net property, plant and equipment                           42,343,829       36,932,628
Other assets:
   Intangible assets, net of accumulated amortization              6,789,998        7,414,319
   Bond issue costs, net of accumulated amortization
     of $14,557 in 1999 and $5,823 in 1998                           177,950          186,324
   Deferred income taxes - noncurrent                                 110,198               -
   Deposits and other assets                                         216,918          206,127
                                                                   ---------       ----------
      Total assets                                               $81,602,375       85,726,175
                                                                  ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                              $ 5,081,257        4,353,733
   Retainage and construction payable                                694,517        3,809,193
   Current portion of long-term debt                               1,862,910        1,860,168
   Accrued payroll and benefits                                    3,746,192        4,148,593
   Other accrued expenses                                            411,789          610,315
   Other current liabilities                                         371,983          274,198
                                                                  ----------       ----------
      Total current liabilities                                   12,168,648       15,056,200
   Long-term debt                                                 18,093,109       18,097,308
   Deferred income taxes - noncurrent                                  6,906           27,087
                                                                  ----------       ----------
      Total liabilities                                           30,268,663       33,180,595
Stockholders' equity:
   Preferred stock, $.01 par value per share;
     1,000,000 shares authorized, none issued                            -                -
   Common stock, $.01 par value per share; 40,000,000 shares
     authorized, 15,000,000 shares issued                            150,000          150,000
   Additional paid-in capital                                     14,170,641       14,099,066
   Equity adjustment from foreign currency translation              (763,921)        (849,098)
   Retained earnings                                              58,011,774       59,352,728
                                                                  ----------       ----------
                                                                  71,568,494       72,752,696
   Less treasury stock of 1,682,789 shares in
     1999 and 1,688,550 shares in 1998                            20,234,782       20,207,116
                                                                  ----------       ----------
      Total stockholders' equity                                  51,333,712       52,545,580
                                                                  ----------       ----------
      Total liabilities and stockholders' equity                 $81,602,375       85,726,175
                                                                  ==========       ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                   Page 2

                                       LabOne, Inc. and Subsidiaries
                                    Consolidated Statements of Earnings

                                                  Three months ended June 30,      Six Months Ended June 30,
                                                      1999           1998             1999           1998
                                                    ----------     ----------      ----------     ----------

Sales                                             $ 28,572,152     25,762,263      55,900,237     49,095,697

Cost of sales                                       17,003,962     13,831,903      32,655,301     26,790,851
                                                    ----------     ----------      ----------     ----------
     Gross profit                                   11,568,190     11,930,360      23,244,936     22,304,846

Selling, general and administrative expenses         8,741,997      8,001,910      17,306,082     15,450,322
                                                    ----------     ----------      ----------     ----------
     Earnings from operations                        2,826,193      3,928,450       5,938,854      6,854,524

Interest Expense                                      (295,579)            -         (589,621)            -
Interest Income and other                               62,781        167,897         154,825        400,796
                                                    ----------     ----------      ----------     ----------
     Earnings before income taxes                    2,593,395      4,096,347       5,504,058      7,255,320

Income tax expense                                     995,626      1,662,908       2,052,890      2,904,690
                                                    ----------     ----------      ----------     ----------
     Net earnings                                  $ 1,597,769      2,433,439       3,451,168      4,350,630
                                                    ==========     ==========      ==========     ==========


Basic earnings per common share                       $ 0.12           0.19              0.26           0.33
                                                       ======         ======            =====          =====
Diluted earnings per common share                     $ 0.12           0.18              0.26           0.33
                                                       ======         ======            =====          =====

Dividends per common share                            $ 0.18           0.18              0.36           0.36
                                                       ======         ======            =====          =====

Basic weighted average common shares outstanding    13,313,349     13,136,962      13,312,405     13,135,928
                                                    ==========     ==========      ==========     ==========

Diluted weighted average common shares outstanding  13,333,591     13,327,517      13,335,787     13,323,253
                                                    ==========     ==========      ==========     ==========












See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.

                                 Page 3


                         LabOne, Inc. and Subsidiaries
                Consolidated Statement of Stockholders' Equity
                      Six Months Ended June 30, 1999

                                              Accumulated
                                  Additional     other                                Total
                         Common     paid-in  comprehensive  Retained     Treasury   stockholders' Comprehensive
                         stock      capital      income     earnings       stock      equity         income
Balance at
  December 31, 1998    $150,000   14,099,066   (849,098)   59,352,728   (20,207,116)  52,545,580
Comprehensive income:
  Net earnings                                              3,451,168                  3,451,168      3,451,168
  Equity adjustment
   from foreign
   currency translation                          85,177                                   85,177         85,177
                                                                                                      ---------
Comprehensive income                                                                                  3,536,345
                                                                                                      =========
Cash dividends
   ($0.36 per share)                                       (4,792,122)                (4,792,122)
Stock options exercised,
  net                                 51,771                                (79,875)     (28,104)
Directors' stock issued
  (5,761 shares)                      19,804                                 52,209       72,013

                       --------   ----------   ---------   ----------    ----------   ----------
Balance at
   June 30, 1999       $150,000   14,170,641   (763,921)   58,011,774   (20,234,782)  51,333,712
                       ========   ==========    =======    ==========    ==========   ==========





















See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.






                                    Page 4

                         LabOne, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                                        Six months ended
                                                            June 30,
                                                        1999         1998
                                                      ---------    ---------
Cash provided by (used for) operations:
   Net earnings                                     $ 3,451,168    4,350,630
   Adjustments to reconcile net earnings
    to net cash provided by operations:
      Depreciation and amortization                   3,096,106    2,366,687
      Provision for loss on accounts receivable       1,281,495      650,405
      Loss (gain) on disposal of
        property and equipment                         (842,975)       3,861
      Directors' stock compensation                      72,013       68,597
      Provision for deferred taxes                    1,750,721     (135,340)
   Changes in:
     Accounts receivable                             (1,083,532)  (3,729,762)
     Income taxes                                    (1,900,937      (65,573)
     Inventories                                        638,364      574,200
     Prepaid expenses and other current assets         (228,702)     (49,753)
     Accounts payable                                (2,626,235)     745,761
     Accrued payroll & benefits                        (402,401)    (581,193)
     Accrued expenses                                    40,557      (25,992)
     Other current liabilities                           97,785          223
                                                     ----------    ----------
        Net cash provided by operations               3,343,427    4,172,751
                                                     ----------    ----------
Cash provided by (used for) investment transactions:
   Purchases of investments held to maturity               -      (5,461,090)
   Proceeds from maturities of investments held
     to maturity                                           -       6,201,894
   Property, plant and equipment, net                (3,510,988)  (6,318,937)
   Other                                                (10,791)      56,153
                                                    ----------    ----------
        Net cash used for investment transactions    (3,521,779)  (5,521,980)
                                                     ----------   ----------
Cash provided by (used for) financing transactions:
   Issuance of treasury stock, net of proceeds
     from the exercise of stock options                 (28,104)      69,092
   Payments on long term debt - capital lease            (6,003)        -
   Cash dividends                                    (4,792,122)  (4,728,844)
                                                     ----------   ----------
        Net cash used for financing transactions     (4,826,229)  (4,659,752)
                                                     ----------    ----------
Effect of foreign currency translation                   80,363      (55,505)
                                                     ----------   ----------
        Net decrease in cash and cash equivalents    (4,924,218)  (6,064,486)
Cash and cash equivalents - beginning of period      10,177,740   18,284,672
                                                     ----------   ----------
Cash and cash equivalents - end of period          $  5,253,522   12,220,186
                                                     ==========   ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                       $  651,691         -
      Income Taxes                                   $2,227,700    3,058,933
                                                     ==========    ==========
See accompanying notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations.
                                 Page 5
                        LabOne, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements
                          June 30, 1999 and 1998
The accompanying consolidated financial statements include the accounts of LabOne, Inc. and its wholly-owned subsidiaries Lab One Canada Inc. and Systematic Business Services, Inc. (SBSI). All significant intercompany transactions have been eliminated in consolidation.

The financial information furnished herein as of June 30, 1999 and for the periods ended June 30, 1999 and 1998 is unaudited; however, in the opinion of management, it reflects all adjustments, consisting of normal recurring adjustments, which are necessary to fairly state the Company's financial position, the results of its operations and cash flows. The balance sheet information as of December 31, 1998 has been derived from the audited financial statements as of that date. The financial statements have been prepared in conformity with generally accepted accounting principles appropriate in the circumstances, and included in the financial statements are certain amounts based on management's estimates and judgments.

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

On July 1, 1999, the Company announced a restatement of earnings for the year ended December 31, 1998. As requested by the staff of the Securities and Exchange Commission, the Company has changed the amortization schedule from fifteen years to five years on a customer list acquired during the first quarter 1997. The Company's original amortization period was based on historical performance, however the SEC has requested the amortization period be reduced to five years. This restatement is not the result of any changes in customer relationships and has no effect on any present or future cash flows. The effect of this restatement is as follows:

                                           Three Months Ended             Six Months Ended
                                              June 30, 1998                  June 30,1998
                                        ---------------------------     -------------------------
                                          As Previously                 As Previously
                                             Reported   As Restated        Reported   As Restated
                                          -----------   -----------     -----------   -----------
Earnings before taxes                     $ 4,233,956    4,096,347     $ 7,530,538    7,255,320
Net earnings                                2,516,310    2,433,439       4,516,371    4,350,630
Basic earnings per share                        0.19          0.19            0.34         0.33
Diluted earnings per share                      0.19          0.18            0.34         0.33

Effective October 30, 1998, LabOne acquired SBSI, a Missouri corporation. SBSI provides telephone inspections, motor vehicle reports, attending physician statements and claims investigation services to life and health insurers nationwide.

LabOne is currently 80.4% owned by Lab Holdings, Inc.  On March 8, 1999,
                                        Page 6

LabOne and Lab Holdings jointly announced that the Boards of Directors of both companies had approved an agreement to merge the two companies. If consummated, the proposed merger will have several effects which are fully discussed in the joint proxy statement/prospectus filed by Lab Holdings with the United States Securities and Exchange Commission on July 2, 1999 (File
No. 333-76131). Representatives of Lab Holdings negotiated the merger with a Special Committee of independent directors of LabOne that was established to represent the interests of the holders of the 19.6% of common stock of LabOne not owned by Lab Holdings. The Special Committee, which had the assistance of independent legal and financial advisors, also approved the merger agreement and recommended its approval by the LabOne board and stockholders. The merger is expected to close in August pending the approval by the holders of two-thirds of the outstanding Lab Holdings shares and a majority of the shares voted by LabOne stockholders other than Lab Holdings and its affiliates at the annual meetings of shareholders of both LabOne and Lab Holdings.

     Forward Looking Statements
     --------------------------
This Quarterly report on Form 10-Q may contain "forward-looking statements," including projections, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements. Forward-looking statements involve known and unknown risks and uncertainties. Many factors could cause actual results to differ materially from those that may be expressed or implied in such forward-looking statements, including, but not limited to, the volume and pricing of laboratory tests performed by the Company, competition, the extent of market acceptance of the Company's testing services in the healthcare and substance abuse testing industries, general economic conditions and other factors detailed from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

     Business Segment Information
     ----------------------------

The company operates in three lines of business: insurance risk appraisal testing, clinical diagnostic testing and substance abuse testing. The following table presents selected financial information for each segment:

                                           Three Months Ended             Six Months Ended
                                                  June 30,                      June 30,
                                             1999         1998             1999         1998
                                                     (As Restated)                (As Restated)
Sales:
   Insurance                            $ 18,473,769    17,571,796      36,058,016   34,394,248
   Clinical                                5,735,698     4,723,128      11,693,224    8,377,171
   Substance abuse testing                 4,362,685     3,467,339       8,148,997    6,324,278
                                          ----------    ----------      ----------   ----------
Total sales                             $ 28,572,152    25,762,263      55,900,237   49,095,697
                                          ==========    ==========      ==========   ==========
Operating income (loss):
   Insurance                            $  3,795,315     5,435,802       7,809,540   10,510,455
   Clinical                               (1,308,956)   (1,509,398)     (2,267,734)  (3,444,445)
   Substance abuse testing                  (171,734)       40,165        (290,674)    (138,622)
   General corporate income (expense)        511,568       (38,119)        687,772      (72,864)
                                           ---------     ---------      ----------    ---------
Total earnings from operations             2,826,193     3,928,450       5,938,854    6,854,524
   Other income (expense)                   (232,798)      167,897        (434,796)     400,796
                                           ---------     ---------       ---------    ---------
Earnings before income taxes            $  2,593,395     4,096,347       5,504,058    7,255,320
                                           =========     =========       =========    =========


                                     Page 7
The Company's new facility was completed in early 1999, and the portions of the building identifiable to each segment have been allocated to those segments. Effective the second quarter, the associated depreciation expenses have been charged to the segments and are included in the operating income or loss information stated above. There were no other material changes in assets or in the basis of segmentation or measurement of segment operating income or loss.

         Contingencies
         -------------
Tax Assessment

The Comptroller of the State of Texas has conducted an audit of LabOne for sales and use tax compliance for the years 1991 through 1997 and contends that LabOne's insurance laboratory services are taxable under the Texas tax code. The Texas Comptroller has issued a tax audit assessment, including interest and penalties, of approximately $1.9 million. The Texas State Hearing Attorney has issued a position letter agreeing to amend the audit based on the exclusion of non-Texas applicants. At this time, the Company is unable to estimate the possible liability, if any, that may be incurred as a result of this assessment, but believes the amount will be less than $0.5 million. The Company continues to appeal this assessment arguing that its services do not fit within the definition of insurance services under the Texas code.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.
RESULTS OF OPERATIONS
---------------------

                                      Three Months Ended                      Six Months Ended
                                          June 30,                                 June 30,
                                      1999          1998       % Increase      1999         1998     % Increase
                                                                (Decrease)                             (Decrease)
                                   -----------   -----------   ----------   ----------   ----------   ---------
   Sales                          $ 28,572,152    25,762,263        11%    $55,900,237   49,095,697       14%
   Net earnings                      1,597,769     2,433,439        (34%)    3,451,168    4,350,630      (21%)
   Diluted Earnings per
    common share                       $0.12          0.18                     $0.26         0.33
   Cash dividends per common share     $0.18          0.18                     $0.36         0.36

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

LabOne's clinical testing services are provided to the healthcare industry to aid in the diagnosis and treatment of patients. LabOne operates only one highly automated and centralized laboratory, which the Company believes has significant economic advantages over other conventional laboratory
                                     Page 8
competitors. LabOne markets its clinical testing services to the payers of healthcare--insurance companies and self-insured groups. The Company does this through Lab Card (registered), a Laboratory Benefits Management program.

The Lab Card Program provides laboratory testing at reduced rates as compared to traditional laboratories. It uses a unique benefit design that shares the cost savings with the patient, creating an incentive for the patient to help direct laboratory work to LabOne. Under the Program, the patient incurs no out-of-pocket expense when the Lab Card is used, and the insurance company or self-insured group receives substantial savings on its laboratory charges. The Company's Laboratory Benefits Management programs, including BlueCross BlueShield of Tennessee and the Lab Card program, have more than 2.3 million lives enrolled.

LabOne is certified by the Substance Abuse and Mental Health Services Administration to perform substance abuse testing services for federally regulated employers and is currently marketing these services throughout the country to both regulated and nonregulated employers. The Company's rapid turnaround times and multiple testing options help clients reduce downtime for affected employees and meet mandated drug screening guidelines

SECOND QUARTER ANALYSIS

Net sales increased 11% in the second quarter 1999 to $28.6 million from $25.8 million in the second quarter 1998. The increase of $2.8 million is due to increases in clinical laboratory revenue of $1.0 million, substance abuse testing (SAT) revenue of $0.9 million and insurance services revenue of $0.9 million.

Clinical diagnostic testing revenue increased from $4.7 million to $5.7 million for the quarter due to a 34% increase in testing volumes partially offset by a 9% decrease in average revenue per patient related to lower capitated billing rates. SAT revenue increased from $3.5 million in 1998 to $4.4 million in 1999 due to a 30% increase in testing volumes as compared to last year.

The insurance services division revenue increased $0.9 million due to the addition of SBSI revenue and growth in non laboratory services revenue, reduced by lower laboratory and kit revenue. SBSI was acquired in October 1998 and contributed revenue of $2.1 million, and non laboratory services revenue increased $0.4 million. Insurance laboratory testing revenue decreased $1.1 million as a result of reductions in volume and price and a retroactive pricing credit. The total number of insurance applicants tested in the second quarter 1999 decreased by 6% as compared to the same quarter last year due to competitive pressures. Average revenue per applicant decreased 1% primarily due to price reductions and a shift in product mix to lower price products partially offset by increased ancillary test volumes. Kit and container revenue declined due to a decrease in the number of kits sold.

Cost of sales increased $3.2 million or 23% in the second quarter 1999 as compared to the prior year, due to increases in payroll, information services such as state motor vehicle report fees, and postage expense. A significant portion of these increases are related to the addition of SBSI and the growth of the SAT and clinical segments. These increases were partially offset by a decrease in insurance kit expenses due to lower sales volumes. Clinical cost of sales expenses were $4.1 million as compared to $3.6 million in the second quarter 1998. SAT cost of sales expenses were $3.2 million as compared to
                                     Page 9
$2.3 million in the second quarter 1998. Insurance cost of sales expenses increased from $7.9 million to $9.7 million primarily due to the addition of SBSI.

As a result of the above factors, gross profit for the quarter decreased $0.4 million or 3% from $11.9 million in 1998 to $11.6 million in 1999. Clinical gross profit increased $0.5 million on an increase in revenue of $1.0 million. SAT gross profit was flat as compared to the second quarter last year. Insurance gross profit, decreased $0.9 million for the quarter.

Selling, general and administrative expenses increased $0.7 million or 9% in the second quarter 1999 as compared to the prior year due primarily to the inclusion of SBSI, increases in bad debt and depreciation expenses and moving expenses. Closure on the sale of the former administrative facility resulted in a gain of $0.6 million, partially offsetting the increases. Bad debt expense increased primarily due to the revenue growth in clinical and SAT segments which have inherently higher bad debt experience than the insurance testing segment. Insurance expenditures increased to $5.0 million for the quarter as compared to $4.2 million in 1998 primarily due to the addition of
SBSI.   Total clinical costs increased $0.3 million to $3.0 million in 1999 primarily due to an increase in bad debt expense and an increase in corporate overhead allocations to $0.9 million in 1999 from $0.8 million in 1998. SAT expenditures were $1.3 million as compared to $1.1 million last year.

Earnings from operations decreased from $3.9 million in the second quarter 1998 to $2.8 million in 1999. The clinical segment improved $0.2 million to an operating loss of $1.3 million. The SAT segment declined $0.2 million to a loss of $0.2 million in the second quarter 1999. The insurance segment, including SBSI, declined $1.6 million to an operating profit of $3.8 million. The corporate segment retained an operating income of $0.5 million for the quarter primarily related to the gain on the sale of the former administrative facility. The gain resulted from the sales price of $2.5 million being greater than originally anticipated.

Non operating expense increased $0.4 million primarily due to interest expense on the industrial revenue bonds and a reduction in capital available for investment. The effective income tax rate declined from 41% in the second quarter 1998 to 38% in 1999.

The combined effect of the above factors resulted in net earnings of $1.6 million or $0.12 per share in the second quarter 1999 as compared to $2.4 million or $0.18 per share in the same period last year.

YEAR-TO-DATE ANALYSIS

Revenue in the six month period ended June 30, 1999 was $55.9 million as compared to $49.1 million in the same period last year. The increase of $6.8 million is due to increases in clinical revenue of $3.3 million, SAT revenue of $1.8 million and insurance revenue of $1.7 million

Clinical laboratory revenue increased 40% from $8.4 million during the first six months of 1998 to $11.7 million for the same period in 1999 due to increased testing volumes. SAT revenue increased from $6.3 million in 1998 to $8.1 million in 1999 due to a 33% increase in testing volumes.

The total number of insurance applicants tested in the six month period decreased by 5% as compared to last year, while average revenue per applicant declined 2%. Kit and container revenue decreased $1.1 million due primarily to a decrease in the number of kits sold.
                                     Page 10
Cost of sales increased $5.9 million year to date as compared to the prior year. This increase is due primarily to increases in payroll expenses, insurance information services and inbound freight. A significant portion of these increases are related to the addition of SBSI and the growth of the SAT and clinical segments. These increases were partially offset by a decrease in
insurance kit expenses due to lower sales volumes.    Clinical cost of sales
expenses were $8.0 million as compared to $7.0 million during the first six months of 1998. SAT cost of sales expenses were $6.0 million as compared to $4.4 million during 1998.

As a result of the above factors, gross profit for the first six months increased from $22.3 million in 1998 to $23.2 million in 1999. Clinical gross profit improved from $1.4 million in 1998 to $3.7 million in 1999. SAT gross profit increased to $2.2 million in the first six months of 1999 from $1.9 million last year.

Selling, general and administrative expenses increased $2.7 million (18%) in the six month period ended June 30, 1999 as compared to the prior year due to the addition of SBSI and increases in depreciation expenses, bad debt accruals and moving expenses. Clinical expenditures were $6.0 million as compared to $4.9 million in 1998. SAT expenses increased from $2.1 million in 1998 to $2.5 million in 1999. The overhead allocation to the clinical and SAT segments for the period was $3.1 million as compared to an allocation of $2.4 million in 1998.

Operating income decreased from $6.9 million in the first six months of 1998 to $5.9 million in 1999. The insurance segment had operating income of $7.8 million as compared to $10.5 million in the first six month of last year. The clinical segment had an operating loss of $2.3 million for the six month period ended June 30, 1999 as compared to an operating loss of $3.4 million in 1998. The SAT segment had an operating loss of $0.3 million in 1999 as compared to an operating loss of $0.1 million in 1998. The corporate segment retained an operating income of $0.7 million for the first six months primarily related to gains on sale of the former laboratory and administrative facilities.

Interest expense on the industrial revenue bonds was $0.6 million in the first six months of 1999. Investment income decreased $0.3 million primarily due to less funds available for investment. The effective income tax rate declined from 40% in 1998 to 37% in 1999.

The combined effect of the above factors resulted in net earnings of $3.5 million or $0.26 per share in the six month period ended June 30, 1999 as compared to $4.4 million or $0.33 per share in the same period last year.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
---------------------------------------------------

LabOne's working capital position decreased by $6.1 million to $19.8 million at June 30, 1999 from $25.9 million at December 31, 1998. This decrease is primarily due to dividends paid and capital additions exceeding cash provided by operations. Cash flow from operations decreased by $0.8 million year to date primarily due to lower net income.

Additions to property, plant and equipment, net of the sale of the former laboratory and administrative facilities, were $3.5 million in the first six


                                     Page 11
months of 1999, primarily related to construction and fixtures for the new facility. Net additions in the first six months of 1998 were $6.3 million. Capital additions are expected to be approximately $5.0 million annually.

In May 1999, LabOne's Board of Directors declared a dividend of $0.18 per common share. This dividend was paid on June 2, 1999, to stockholders of record as of May 25, 1999, and totaled approximately $2.4 million. The board reviews the dividend payment policy on a periodic basis. There are currently no restrictions that would limit the Company's ability to make future dividend payments.

If the proposed merger between LabOne and Lab Holdings is consummated, the future dividend policy of the combined company in the merger will be determined by its new Board of Directors, a majority of whom will be independent non-management directors. Although nine of the eleven current LabOne directors are expected to continue as directors of the combined company, there can be no assurance as to any dividend determinations by that board in the future. That determination will be subject to the financial condition, operating results, and liquidity of the combined company and numerous other factors. In addition, the pursuit by the combined company of LabOne's growth and diversification strategy, the increased financial leverage that is expected to result from the merger, changes in the market for LabOne's products and services, negative impacts caused by other risks described in the Registration Statement on Form S-4 filed by Lab Holdings with the United States Securities and Exchange Commission on July 2, 1999 (File No. 333-76131), or any of them singly or together with other factors could influence the board of the combined company to reduce or eliminate the quarterly dividend.

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

One effect of the merger will be to add transaction goodwill to the balance sheet of the combined company in an estimated amount ranging from about $22.4 million to $25.1 million. This transaction goodwill reflects the expected difference between the cost of LabOne shares that Lab Holdings will be treated
                                     Page 12
as acquiring in the merger and the fair value of the LabOne net assets allocated to these acquired shares. If the merger is consummated, the combined company's balance sheet will also include about $6.0 million in existing historical goodwill that currently is a Lab Holdings asset that resulted from Holding's prior acquisitions of LabOne stock. Following the merger, this historical and transaction goodwill is expected to negatively impact reported earnings of the combined company at an estimated annual rate from about $2.6 million to $2.8 million until the historical goodwill is fully amortized in April 2003, and thereafter at an estimated annual rate from about $1.1 million to $1.3 million until the 20th anniversary of the merger. The amounts in this paragraph are hypothetical assuming that the merger had occurred as shown on the pro forma financial statements included in the above Registration Statement. The actual amount of goodwill incurred in the merger will depend on the number of combined company shares issued in the merger, the actual amount of transaction costs and the fair value of the LabOne net assets at the time of the merger.

The total number of shares of LabOne stock held in treasury at June 30, 1999 was approximately 1.7 million at a total cost of $20.2 million or $12.02 per share. The Company had no short-term borrowings in the second quarter 1999. The Company expects to fund operations and future dividend payments from a combination of cash flows from operations, cash reserves and short term borrowings. Proceeds from the industrial revenue bond have been used to finance the construction of the Company's new facility project. Interest on the bond is based on a taxable seven day variable rate and is currently approximately 6.0%. The Company expects to repay the bond over 11 years at $1.85 million per year plus interest. The first principle payment of $1.85 million is due September 1, 1999. At June 30, 1999, LabOne had total cash and investments of $5.3 million as compared to $10.2 million at December 31, 1998.

YEAR 2000
---------
LabOne is actively addressing Year 2000 computer concerns. The company has established an oversight committee which includes management from all parts of the Company and meets periodically to review progress. The Company's laboratory operating systems and its business processing systems were completely rewritten in the past ten years and were brought into compliance with Year 2000 date standards at that time. As part of construction of the new facility, certified compliant security systems, time clocks and heating and cooling systems (non-IT systems) were installed. As of 4/1/99 all mission critical systems meet LabOne's compliance criteria. The Company is currently engaged in a comprehensive system validation, running production systems in a year 2000 simulation. This effort will continue through the balance of 1999 as updates are made to our systems.

LabOne is assessing the Year 2000 preparation and contingency plans of the Company's clients and vendors. LabOne has material relationships and dependencies with its primary telecommunications provider, Sprint Corp., its inbound shipping provider, Airborne Express, and municipal services providers.

In the event of a service interruption, the Company has the ability to switch telecommunications services to AT&T at any time, and maintains backup electrical generators capable of meeting its electrical needs. LabOne currently tracks and controls routing of its inbound specimens and can use the United States Postal Service, airlines and other common carriers or express delivery services in the event of delivery problems with Airborne Express.
The Company currently maintains approximately 8 weeks supply of most laboratory supplies, and does not expect significant problems in obtaining supplies. The Company continues to review the Year 2000 plans of these
                                        Page 13
providers, and does not currently expect significant problems in these areas, however, there can be no assurance that the systems of clients and vendors will be converted to address Year 2000 problems in a timely and effective manner or that such conversions will be compatible with the Company's computer systems.

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

An interest rate risk exposure exists due to LabOne's liability of $20 million in industrial revenue bonds. The interest expense incurred on these bonds is based on a day variable rate, which including letter of credit and remarketing fees, is approximately 6.0% as of July 30, 1999. This exposure is not considered material. Any future increase in interest rates would result in additional interest expense and could result in a decision to enter into a long-term interest rate swap transaction.

PART II.  OTHER INFORMATION

Item 6. -  Exhibits and Reports on Form 8-K
   (a)   Exhibits

27. Financial Data Schedule - as filed electronically by the Registrant in conjunction with this second quarter 1999 Form 10-Q.

   (b)   Reports on Form 8-K

None













                                     Page 14
                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     LabOne, Inc.

     Date:  July 30, 1999                   By  /s/ Kurt E. Gruenbacher
                                                ------------------------
                                                 Kurt E. Gruenbacher,
                                                 V.P. Finance, CAO
                                                 and Treasurer

     Date:  July 30, 1999                   By  /s/ Robert D. Thompson
                                                ------------------------
                                                 Robert D. Thompson,
                                                 Executive V.P., Chief
                                                 Operating Officer and
                                                 Chief Financial Officer
                                      Page 15